Form 10-Q
period 1998-06-30
RIBOGENE INC / CA/
filed 1998-08-13
CIK 924654

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
(MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998,

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                COMMISSION FILE NUMBER: 001-14165

                            ------------------------

                                 RIBOGENE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      94-3095154
         (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

                              26118 RESEARCH ROAD
                               HAYWARD, CA 94545
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 732-5551

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At July 31, 1998 there were 5,432,814 shares of the Registrant's common stock, $0.001 value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 RIBOGENE, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

                                                                      PAGE
                                                                      ----
Item 1  Financial Statements (Unaudited)............................    2
        Condensed Balance Sheets -- as of June 30, 1998 and December
        31, 1997....................................................    2
        Condensed Statements of Operations -- for the three and six
        months ended June 30, 1998 and 1997.........................    3
        Condensed Statements of Cash Flows for the six months ended
        June 30, 1998 and 1997......................................    4
        Notes to Condensed Financial Statements.....................    5
        Management's Discussion and Analysis of Financial Condition
Item 2  and Results of Operations...................................    8

                        PART II. OTHER INFORMATION

Item 1  Legal Proceedings...........................................   12
Item 2  Changes in Securities and Use of Proceeds...................   12
Item 3  Defaults upon Senior Securities.............................   12
Item 4  Submission of Matters to Vote of Security Holders...........   12
Item 5  Other Information...........................................   12
Item 6  Exhibits and Reports -- Form 8-K............................   13
Signatures..........................................................   14

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 RIBOGENE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                               JUNE 30,      DECEMBER 31,
                                                                 1998            1997
                                                              -----------    ------------
                                                              (UNAUDITED)      (NOTE 1)
Current assets:
  Cash and cash equivalents.................................   $  8,136        $  2,045
  Short-term investments....................................     10,560               -
  Prepaid expenses and other current assets.................        326             207
                                                               --------        --------
          Total current assets..............................     19,022           2,252
Property and equipment, net.................................        637             471
Deferred offering costs.....................................          -           1,142
Deferred lease expense......................................        266             290
Other assets................................................        185             157
                                                               --------        --------
                                                               $ 20,110        $  4,312
                                                               ========        ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................   $    930        $  1,402
  Accrued compensation......................................        372             254
  Accrued interest payable..................................         15             224
  Deferred revenue -- related parties.......................      1,167             556
  Other current liabilities.................................        521             469
  Current portion of capital lease obligations..............        153             174
  Current portion of notes payable..........................          -             918
                                                               --------        --------
          Total current liabilities.........................      3,158           3,997
Long-term portion of capital lease obligations..............        283             289
Other noncurrent liabilities................................         96             188
Commitments
Stockholders' equity (deficit):
  Preferred Stock, 5,000,000 shares, $0.001 par value, and
     18,932,344 shares, no par value, authorized at June 30,
     1998 and December 31, 1997, respectively; issuable in
     series, none at June 30, 1998 and 14,377,595 at
     December 31, 1997 (aggregate liquidation preference at
     December 31, 1997, $40,478,381)........................          -          33,533
  Common Stock, 30,000,000 shares, $0.001 par value, and
     50,000,000 shares, no par value, authorized at June 30,
     1998 and December 31, 1997, respectively; 5,432,814 and
     103,845 shares issued and outstanding at June 30, 1998
     and December 31, 1997, respectively....................          5           1,839
Additional paid-in capital..................................     56,096           1,672
Notes receivable from stockholders..........................       (147)           (147)
Deferred compensation.......................................     (1,799)         (1,362)
Deficit accumulated during the development stage............    (37,556)        (35,697)
Net unrealized loss on available-for-sale securities........        (26)              -
                                                               --------        --------
          Total stockholders' equity (deficit)..............     16,573            (162)
                                                               --------        --------
                                                               $ 20,110        $  4,312
                                                               ========        ========

                            See Accompanying Notes.

                                 RIBOGENE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           THREE MONTHS ENDED   SIX MONTHS ENDED      PERIOD FROM
                                                JUNE 30,            JUNE 30,           INCEPTION
                                           ------------------   -----------------   (MAY 5, 1989) TO
                                             1998      1997      1998      1997      JUNE 30, 1998
                                           --------   -------   -------   -------   ----------------
Revenue:
  Contract research revenue from related
     parties.............................  $   639    $  417    $ 1,388   $   834       $  4,168
  Grant revenue..........................      146       434        403       747          3,326
                                           -------    ------    -------   -------       --------
          Total revenue..................      785       851      1,791     1,581          7,494
                                           -------    ------    -------   -------       --------
Operating expenses:
  Research and development...............    1,428     1,053      2,604     2,052         25,303
  General and administrative.............      550       403      1,011       763         12,867
  Financial advisory costs...............        -         -          -         -          1,396
  Acquired in-process research and
     development.........................        -         -          -         -          5,000
                                           -------    ------    -------   -------       --------
          Total operating expenses.......    1,978     1,456      3,615     2,815         44,566
                                           -------    ------    -------   -------       --------
Loss from operations.....................   (1,193)     (605)    (1,824)   (1,234)       (37,072)
Interest income (expense), net...........       34       (15)       (35)      (24)          (484)
                                           -------    ------    -------   -------       --------
Net loss.................................   (1,159)     (620)    (1,859)   (1,258)       (37,556)
                                           -------    ------    -------   -------       --------
Deemed dividend upon conversion of
  preferred stock........................   (7,989)        -     (7,989)        -         (7,989)
                                           -------    ------    -------   -------       --------
Net loss attributable to common
  stockholders...........................  $(9,148)   $ (620)   $(9,848)  $(1,258)      $(45,545)
                                           =======    ======    =======   =======       ========

Basic net loss per common share..........  $ (5.24)   $(6.20)   $(10.59)  $(12.58)
                                           =======    ======    =======   =======
Weighted average shares of common stock
  outstanding............................    1,746       100        930       100
                                           =======    ======    =======   =======

                            See Accompanying Notes.

                                 RIBOGENE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                  SIX MONTHS
                                                                ENDED JUNE 30,     PERIOD FROM INCEPTION
                                                              ------------------       (MAY 5, 1989)
                                                                1998      1997       TO JUNE 30, 1998
                                                              --------   -------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $ (1,859)  $(1,258)        $(37,556)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................       111        66            1,077
  Amortization of warrants and deferred compensation........       304         -              422
  Accrued interest on bridge notes converted to preferred
    stock...................................................         -         -              122
  Losses on advances to related parties.....................         -         -              465
  Non-cash financial advisory costs.........................         -         -            1,300
  Acquisition of in-process research and development for
    notes payable...........................................         -         -            4,200
  Other.....................................................        10         -               48
  Changes in assets and liabilities:
    Prepaid expenses and other current assets...............      (119)        -             (326)
    Other assets............................................       (28)      (71)            (185)
    Accounts payable........................................      (472)     (224)             930
    Deferred revenue - related parties......................       611         -            1,167
    Accrued expenses and other liabilities..................      (131)     (254)           1,004
                                                              --------   -------         --------
Net cash used in operating activities.......................    (1,573)   (1,741)         (27,332)
                                                              --------   -------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment.........................      (206)      (20)            (603)
Organization costs..........................................         -         -              (68)
Advances to related parties.................................         -         -             (715)
Repayment of notes receivables -- officer...................         -         -              250
Purchases of short-term investments.........................   (10,586)     (881)         (17,067)
Maturities of short-term investments........................         -         -            4,500
Sales of short-term investments.............................         -         -            2,000
                                                              --------   -------         --------
Net cash used in investing activities.......................   (10,792)     (901)         (11,703)
                                                              --------   -------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bridge financing..............................         -         -            3,630
Proceeds from short-term debt...............................         -         -            4,908
Repayment of short-term debt................................         -         -           (3,015)
Repayment of notes payable..................................    (1,000)   (1,000)          (4,200)
Principal payments on capital lease obligations.............      (108)      (56)            (836)
Proceeds from sale-leaseback of equipment...................         -         -              207
Deferred offering costs.....................................     1,142         -                -
Proceeds from issuances of common stock and warrants, net of issuance costs, repurchases and repayment of stockholder
  notes.....................................................    16,444         7           16,624
Net proceeds from issuance of convertible preferred stock
  and warrants..............................................     1,978     4,111           29,853
                                                              --------   -------         --------
Net cash provided by financing activities...................    18,456     3,062           47,171
                                                              --------   -------         --------
Net increase in cash and cash equivalents...................     6,091       420            8,136
Cash and cash equivalents at beginning period...............     2,045     1,981                -
                                                              --------   -------         --------
Cash and cash equivalents at end of period..................  $  8,136   $ 2,401         $  8,136
                                                              ========   =======         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest......................................  $    285   $   132         $  1,129
                                                              ========   =======         ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES
Equipment purchased under capital leases....................  $     81   $    24         $  1,014
                                                              ========   =======         ========
Conversion of debt obligations and accrued interest to
  preferred stock...........................................         -         -         $  5,645
                                                              ========   =======         ========
Deferred compensation related to stock option grants........  $    635         -         $  2,115
                                                              ========   =======         ========
Warrants issued in connection with lease and borrowing
  transactions..............................................         -         -         $    372
                                                              ========   =======         ========

                            See Accompanying Notes.

                                 RIBOGENE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements of RiboGene, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements are intended to be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 1997 contained in the Company's Registration Statement filed on form S-1 with the Securities and Exchange Commission on May 28, 1998, as amended. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of interim financial information have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company considers all highly liquid investments with a maturity from the date of purchase of three months or less to be cash equivalents.

     The Company classifies its investments as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, if any, reported in a separate component of stockholders' equity. For the three months ended June 30, 1998 the Company recognized an unrealized loss of $26,000. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in income. The Company has not experienced any realized gains or losses on its cash equivalents. The cost of securities sold is based on the specific identification method. Cash and cash equivalents and short-term investments at June 30, 1998 and December 31, 1997 consist of the following (in thousands):

                                                          JUNE 30,   DECEMBER 31,
                                                            1998         1997
                                                          --------   ------------
Demand deposits with banks and investment in money
  market funds..........................................  $ 7,086       $2,045
Corporate debt securities, including accrued interest...   11,610           --
                                                          -------       ------
                                                          $18,696       $2,045
                                                          =======       ======

3. NET LOSS PER SHARE

     In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), basic net loss per share has been computed using the weighted-average number of shares of Common Stock outstanding during the period. Pro forma net loss per share gives effect to the conversion of the convertible preferred stock that automatically converted on completion of the Company's initial public offering (using the as-if converted method) from the original date of issuance.

                                 RIBOGENE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

     The following is a reconciliation of shares used in the calculation of basic net loss per share and pro forma net loss per share (in thousands except per share data):

                                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                                    JUNE 30,               JUNE 30,
                                               -------------------    ------------------
                                                 1998       1997       1998       1997
                                               --------    -------    -------    -------
Net loss attributable to common
  stockholders...............................  $(9,148)    $ (620)    $(9,848)   $(1,258)
                                               =======     ======     =======    =======
Weighted average shares of common stock
  outstanding................................    1,746        100         930        100
                                               =======     ======     =======    =======
Basic net loss per common share..............  $ (5.24)    $(6.20)    $(10.59)   $(12.58)
                                               =======     ======     =======    =======
Calculation of shares outstanding for
  computing pro forma net loss per share:
Shares used in computing basic net loss per
  common share...............................    1,746        100         930        100
Adjusted to reflect the effect of the assumed
  conversion of Preferred Stock from the date
  of issuance or as of the beginning of the
  period.....................................    1,651      2,054       2,006      1,681
                                               -------     ------     -------    -------
Shares used in computing pro forma net loss
  per common share...........................    3,397      2,154       2,936      1,781
                                               =======     ======     =======    =======
Pro forma net loss per common share..........  $ (2.69)    $(0.29)    $ (3.35)   $ (0.71)
                                               =======     ======     =======    =======
Pro forma net loss excluding impact of deemed
  dividend (see note 5)......................  $ (0.34)    $(0.29)    $ (0.63)   $ (0.71)
                                               =======     ======     =======    =======

     Diluted net loss per share has not been presented separately as, due to the Company's net loss position, it is anti-dilutive.

4. STOCK OPTIONS AND WARRANTS

     As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to account for stock options and purchase rights granted to employees using the intrinsic value method and, accordingly, does not recognize compensation expense for options and purchase rights granted to employees with exercise prices which are not less than fair value of the underlying common stock.

     For equity awards to non-employees, including lenders and lessors, the Company applies the Black-Scholes method to determine the fair value of such instruments. The value is recognized as expense over the period of services received or the term of the related financing.

     During the three months ended June 30, 1998, the Company granted employees, directors and consultants options to purchase 586,400 shares of common stock with an exercise price of $5.63 per share. The fair market value of the Company's common stock at the date of grant was $6.63 per share and as a result, the Company has recognized deferred compensation of approximately $635,000 which will be amortized to expense over the vesting period of the options, subject to adjustment in the case of non-employee grants.

5. INITIAL PUBLIC OFFERING AND RELATED MATTERS

     In June 1998, the Company consummated an initial public offering (the "Offering") with the issuance of 2,300,000 shares of common stock at a price of $7.00 per share. Concurrently with the closing of the Offering, the Company sold 571,429 additional shares of common stock at $7.00 per share to Abbott

                                 RIBOGENE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

Laboratories in a private placement. Proceeds from the Offering and private placement net of issuance costs were $16,430,000.

     The Company filed a Certificate of Amendment in the State of Delaware to effect a one-for-14 reverse stock split of all outstanding shares of common stock, and common stock options and warrants in June 1998. As a result of the reverse stock split, each share of Series A through E and G preferred stock converted into 0.0714 of a share of common stock. Each share of Series F preferred stock converted into 0.6429 of a share of common stock. The Series F preferred stock contained certain antidilution provisions that resulted in the Series F preferred stock holders receiving an additional 1,141,317 shares of common stock upon conversion. The value of this additional common stock, $7,989,000, has been deemed to be equivalent of a preferred stock dividend. The Company recorded the deemed dividend at the time of conversion by offsetting charges and credits to additional paid in capital, without any effect on total stockholders' equity. There was no effect on cash or net loss for the three and six months ended June 30, 1998, from the conversion. However, the amount increased the loss allocable to common stock, in the calculation of basic net loss per share for the three and six month periods ended June 30, 1998. Following the Offering, the Company filed a Restated Certificate of Incorporation to reduce the authorized stock of the Company such that the Company will be authorized to issue 5,000,000 shares of $0.001 par value preferred stock, and 30,000,000 shares of $0.001 par value common stock.

6. SUBSEQUENT EVENT

     On July 7, 1998, the Company entered into an option and license agreement with Roberts Pharmaceutical Corporation ("Roberts") for the development of Emitasol, an intranasally administered drug being developed for treatment of delayed onset nausea and vomiting in cancer chemotherapy patients. In addition, Roberts has made a $10 million equity investment in RiboGene by purchasing 1,428,572 shares of Series A non-voting convertible preferred stock at $7.00 per share.

     Under the terms of the option and license agreement, Roberts will conduct clinical trials and, if those are successful, submit a New Drug Application ("NDA"). If FDA regulatory approval, is obtained Roberts will have 60 days to exercise an exclusive option for a license to market Emitasol in North America. Roberts has agreed to make a payment to RiboGene of up to $10,000,000 upon the exercise of the option and to pay a royalty on product sales. RiboGene will provide up to $7,000,000 in funding for the development of Emitasol through completion of Phase III trials and the submission of an NDA, with the balance, if any, provided by Roberts.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements in this quarterly report on Form 10-Q that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding future pharmaceutical development, regulatory approvals, revenues, expenses, and profits or losses. These forward-looking statements are subject to known and unknown risks, uncertainties or other factors which may cause the actual results of the Company to be materially different from historical results or any results expressed or implied by the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, the risks and uncertainties described or discussed in the section "Risk Factors" in the Company's Registration Statement filed on May 28, 1998. The forward-looking statements contained herein represent the Company's judgement as of the date of this quarterly report on Form 10-Q and the Company cautions readers not to place undue reliance on such statements. Furthermore, the Company disclaims any obligation or intent to update any such forward-looking statements to reflect future events or developments.

OVERVIEW

     RiboGene is a drug discovery company focused on the identification of novel leads and the development of potential drug candidates for the treatment of infectious diseases. The Company was founded in May 1989 to develop laboratory equipment for cell-free protein synthesis. In January 1993, the Company discontinued development of the lab equipment and began to focus its research and development efforts on the identification of novel leads and the development of potential drug candidates for the treatment of infectious diseases. The Company's research efforts initially focused on infections caused by fungi and viruses. In 1996, the Company expanded its research efforts to include infections caused by bacteria. Simultaneously with the shift in focus to infectious disease drug discovery, in 1993 and later in 1994, the Company in-licensed or acquired the rights to certain in-process research and development (the "Intranasal Product Acquisition"), including certain patents and other intellectual property related to intranasal formulations and the corresponding administration of metoclopramide, propranolol and certain benzodiazepines. One of the potential products acquired by the Company was Emitasol, an intranasal formulation of metoclopramide for the treatment of emesis (nausea and vomiting) following chemotherapy.

     On January 27, 1998, the Company entered into a collaboration with Dainippon Pharmaceuticals Company, Ltd. ("Dainippon") encompassing two targets in the Company's antibacterial program (the "Dainippon Collaboration"). As part of the Dainippon Collaboration, Dainippon agreed to provide the Company with up to $6.0 million in research support payments ($2.0 million of which has been received), and to provide additional research and development at Dainippon, over the three-year term of the research program. The Company may also be entitled to receive milestone payments upon the achievement of mostly late-stage clinical and regulatory milestones in an amount of up to $10.0 million for each product developed through the collaboration, consisting of up to $5.0 million through approval in Japan and up to $5.0 million through approval in one additional major market territory. In connection with the Dainippon Collaboration, Dainippon purchased $2.0 million of the Company's Series G preferred stock, which automatically converted into 53,988 shares of common stock concurrently with the closing of the initial public offering. From April 1996 to April 1998, the Company had a collaboration with Abbott Laboratories for the Company's antifungal program (the "Abbott Collaboration"). In connection with the Abbott Collaboration, Abbott made a $3.5 million equity investment in the Company and, concurrently with the Company's initial public offering, purchased an additional $4.0 million of common stock directly from the Company in a private placement at $7.00 per share.

     In June 1998, the Company consummated an initial public offering (the "Offering") with the issuance of 2,300,00 shares of common stock at a price of $7.00 per share. Concurrently with the closing of the Offering the Company sold 571,429 additional shares of common stock to Abbott Laboratories in a private placement. Proceeds from the Offering and private placement, net of issuance costs, were $16 million. In connection with the Offering all outstanding preferred stock automatically converted into common stock and the Company recognized a deemed dividend to preferred stockholders in the amount of $8 million.

     On July 7, 1998, the Company entered into an option and license agreement with Roberts Pharmaceutical Corporation for the development of Emitasol, an internally administered drug for treatment of delayed onset nausea and vomiting in cancer chemotherapy patients. In addition, Roberts has made a $10 million equity investment in the Company by purchasing 1,428,572 shares of Series A non-voting preferred stock at $7.00 per share. Under the terms of the option and license agreement, Roberts will conduct clinical trials and, if those are successful, submit a New Drug Application (NDA). If FDA regulatory approval is obtained, Roberts will have 60 days to exercise an exclusive option for a license to market Emitasol in North America. Roberts has agreed to make a payment to the Company of up to $10 million upon the exercise at the option and to pay a royalty on product sales. The Company will provide up to $7 million in funding for the development of Emitasol through the completion of Phase III trials and the submission of an NDA, with the balance, if any, provided by Roberts.

     The Company is a development stage company, has generated no revenue from the sales of products and, through June 30, 1998, has incurred cumulative net losses of approximately $37.6 million and, at June 30, 1998, had a net stockholders' equity of $16.6 million. The Company expects to incur significant operating losses over the next several years due primarily to expanded research and development efforts, preclinical and clinical testing of its product candidates and commercialization activities. The Company does not anticipate revenues from product sales for a significant number of years, if ever. The Company's sources of revenues for the next several years will be payments from strategic collaborations if any, and interest income. Certain payments under collaborations are or will be contingent upon the Company or its collaborators achieving certain milestones as to which there can be no assurance. Results of operations may vary significantly from quarter to quarter depending on, among other factors, the progress of the Company's research and development efforts, results of clinical testing, the timing of certain expenses, the establishment of collaborative research agreements and the receipt of grants or milestone payments, if any.

RESULTS OF OPERATIONS

  FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     For the three month period ended June 30, 1998, the Company's revenues consisted of revenues from the collaboration agreements and Small Business Innovation Research ("SBIR") grants from the National Institutes of Health. Revenue earned under the Abbott collaboration, which ended on April 13, 1998, was $139,000 for the three month period ended June 30, 1998 and $417,000 for the three months ended June 30, 1997. Revenue earned as part of the Dainippon collaboration, which began in February 1998, amounted to $500,000 for the three month period ended June 30, 1998. Revenues from SBIR grants for the three month period ended June 30, 1998 were $146,000 as compared to $434,000 in the three month period ended June 30, 1997. The decrease in grant revenues results from the completion of one grant in June 1998 and two grants during the third quarter of 1997. Revenues earned under research grants are determined by the timing of the award from the issuing agency. As a result, research grant revenue earned in one period is not predictive of research grant revenue to be earned in future periods.

     Research and development expenses increased $375,000, or 36%, to $1.4 million for the three month period ended June 30, 1998, from $1.1 million in the three month period ended June 30, 1997. This increase resulted from personnel and supply costs relating to the establishment of the Company's medicinal chemistry capabilities, operating costs associated with the Company's new laboratories, and a $78,000 non-cash charge for deferred compensation relating to certain stock options granted to employees and consultants during 1997 and 1998. Research and development expenses represented approximately 72% of total operating expenses of $2.0 million in the three month period ended June 30, 1998, and 72% of total operating expenses of $1.5 million in the three month period ended June 30, 1997.

     General and administration expenses increased $147,000 or 36% to $550,000 for the three month period ended June 30, 1998, from $403,000 in the three month period ended June 30, 1997. This increase is due to additional operating costs associated with the Company's new facility and a $26,000 non-cash charge for deferred compensation relating to certain stock options granted employees and consultants during 1997 and 1998.

     For the three months ended June 30, 1998, the Company reported net interest income of $34,000, as compared to net interest expense for the three months ended June 30, 1997. This increase in interest income results from interest earned on the investment of proceeds from the Company's initial public offering and concurrent private placement.

     The net loss for the three month period ended June 30, 1998 was $1,159,000, an increase of $539,000, or 87%, from the net loss of $620,000 for the three month period ended June 30, 1997. The increase resulted from the changes in revenue and operating expenses discussed above.

  FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     For the six month period ended June 30, 1998, the Company's revenues consisted of revenues from the collaboration agreements and SBIR grants from the National Institutes of Health. Revenue earned as part of the Abbott collaboration, which ended on April 13, 1998, was $556,000 for the six month period ended June 30, 1998, as compared to $834,000 for the six months period ended June 30, 1997. Revenue earned under the Dainippon collaboration, which began in February 1998, amounted to $832,000 for the six month period ended June 30, 1998. Revenues from SBIR grants for the six month period ended June 30, 1998 were $403,000 as compared to $747,000 in the six month period ended June 30, 1997. The decrease in grant revenues results from the completion of one grant in June 1998 and two grants during the third quarter of 1997. Revenues earned under research grants are determined by the timing of the award from the issuing agency. As a result, research grant revenue earned in one period is not predictive of research grant revenue to be earned in future periods.

     Research and development expenses increased $552,000 or 27%, to approximately $2.6 million for the six month period ended June 30, 1998, from $2.1 million in the six month period ended June 30, 1997. This increase resulted from personnel and supply costs relating to the establishment of the Company's medicinal chemistry capabilities, facility operating costs associated with the Company's new laboratories, a $150,000 non-cash charge for deferred compensation relating to certain stock options granted to employees and consultants during 1997 and 1998, and initial costs associated with the Dainippon Collaboration. Research and development expenses represented approximately 72% of total operating expenses of $3.6 million in the six month period ended June 30, 1998, as compared to 73% of total operating expenses of $2.8 million in the six month period ended June 30, 1997.

     General and administration expenses increased $248,000, or 33%, to $1.0 million for the six month period ended June 30, 1998, from $763,000 in the six month period ended June 30, 1997. This increase is due to additional operating costs associated with the Company's new facility and a $48,000 non-cash charge for deferred compensation relating to certain stock options granted to employees and consultants during 1997.

     Net interest expense increased $11,000 to $35,000 for the six month period ended June 30, 1998, from $24,000 in the six month period ended June 30, 1997. This increase results from a non-cash charge for the amortization of the value of a warrant issued in connection with the extension of a note payable, which was partially offset by interest earned on the investment of proceeds from the Company's initial public offering and concurrent private placement.

     The net loss for the six month period ended June 30, 1998 was $1.9 million, an increase of $601,000, or 48%, from the net loss of $1.3 million for the six month period ended June 30, 1997. The increase resulted from the changes in revenue and operating expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since incorporation primarily through private sales of Common Stock and preferred stock, warrants, SBIR grants, the Abbott and Dainippon Collaborations, the issuance of short-term convertible notes and equipment financing arrangements. Through June 30, 1998, the Company has raised approximately $57.4 million from the sale of Common Stock and preferred stock, warrants and short-term convertible notes, $3.3 million from SBIR grants and $4.2 million from the Abbott and Dainippon Collaborations (excluding the initial Abbott and Dainippon equity investments). The Company's capital expenditures and payments under capital lease obligations aggregate approximately $1.6 million through June 30, 1998, and cash used to fund operating activities since incorporation totaled $27.3 million.

     At June 30, 1998, the Company had cash and cash equivalents and short-term investments of approximately $18.7 million and working capital of $15.9 million. The Company has a policy of investing excess funds in government securities and investment grade, interest-bearing securities primarily with an expected maturity of one-and-one-half years or less.

     In July 1998 the Company received $10 million from the sale of Series A non-voting convertible preferred stock to Roberts Pharmaceutical Corporation. Under the terms of a development agreement with Roberts, the Company will provide up to $7 million in funding for the development of Emitasol.

     The Company will require substantial additional funds to continue and expand its research and development activities, conduct preclinical studies and expand administrative capabilities. The Company estimates that at its planned rate of spending, existing cash and cash equivalents, and the interest income earned on such proceeds, will be sufficient for the purposes specified herein and to allow the Company to maintain its current and planned operations through the first quarter of 2000. There can be no assurance, however, that the Company's assumptions regarding its future level of expenditures and operating losses will prove to be accurate. The Company's future funding requirements will depend on many factors, including any expansion or acceleration and the breadth of the Company's research and development programs; the results of research and development, preclinical studies and clinical trials conducted by the Company or its collaborative partners or licensees, if any; the acquisition and licensing of technologies or compounds, if any; the Company's ability to maintain existing and establish new corporate relationships and research collaborations; the Company's ability to manage growth; competing technological and market developments; the time and costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims; the receipt of licensing or milestone fees from its current or future collaborative and license arrangements, if established; the continued funding of governmental research grants; the timing of regulatory approvals; and other factors.

IMPACT OF YEAR 2000

     It is possible that the Company's currently installed computer systems, software products or other business systems, or those of the Company's suppliers or service providers, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate and output dates for the years 1999, 2000 or thereafter without error or interruption (commonly known as the "Year 2000" problem). The Company does not have a comprehensive or formal Year 2000 plan for its operations. However, the Company has assessed its computer systems and at this time, believes that such systems will function properly with respect to dates in the years 1999, 2000 and thereafter. Some risks associated with the Year 2000 problem are beyond the ability of the Company to control, including the extent to which the Company's suppliers and service providers, including providers of telephone services, can address the Year 2000 problem. The failure by a third party to adequately address the Year 2000 issue could have a material adverse impact on such third party, and could have an adverse impact on the Company. The Company is assessing the possible effects on the Company's operations of the possible failure of the Company's key suppliers and providers, contractors and collaborators to identify and remedy potential Year 2000 problems.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          (a) Recent Sales of Unregistered Securities

               1. In June 1998, the Company sold and issued an aggregate of
                  571,429 shares of common stock to Abbott Laboratories for cash in the aggregate amount of $4,000,000.

               2. In July 1998, the Company sold and issued an aggregate of
                  1,428,572 shares of Series A preferred stock to Roberts Pharmaceutical Corporation in connection with a collaboration arrangement for an aggregate of $10,000,000.

          (b) Use of Proceeds

               1. The effective date of the Company's registration statement, filed on Form S-1 under the Securities and Exchange Act of 1933, as amended (File No. 333-38781), was May 28, 1998 (the
                   "Registration Statement"). The class of securities registered was Common Stock and all securities sold were sold in the offering. The underwriter for the offering was Gruntal & Co., L.C. Pursuant to the Registration Statement, the Company sold 2,300,000 shares of its Common Stock for an aggregate offering price of $16,100,000.

                   In connection with the public offering, the Company incurred expenses of $3,670,000, of which $1,787,000 represented underwriting discounts and commissions and expense reimbursements and $1,883,000 represented other expenses related to the offering. No proceeds were paid directly or indirectly to directors, officers, general partners of the Company or to persons holding ten percent or more of any class of equity security issued by the Company, or to any other affiliate of the Company. The net offering proceeds to the Company after total expenses was $12,430,000.

                   The Company has used $422,000 of the net proceeds from the offering for operations. The Company has invested the remainder of the net proceeds in short-term, investment-grade, interest bearing financial instruments. The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the Registration Statement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In April 1998, the Company solicited and received the written consent of stockholders, approving (i) the adoption of the 1997 Equity Incentive Plan, (ii) the adoption of the 1997 Non-Employee Directors' Stock Option Plan, (iii) the adoption of the 1997 Employee Stock Purchase Plan, (iv) the adoption of the Certificate of Incorporation and Bylaws to be effective upon consummation of the Company's initial public offering, and (v) a 1-for-14 reverse split of the outstanding shares of the Company's Common Stock.

ITEM 5. OTHER INFORMATION

         Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 Annual Meeting of stockholders must provide specified information to the Company not later than 60 days nor earlier than 90 days prior to the Company's 1999 annual meeting of the stockholders (unless such matters are included in the Company's proxy statement pursuant to rule 14a-8 under the Securities and Exchange Act of 1934, as amended).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

  EXHIBIT NUMBER                    DESCRIPTION OF DOCUMENT
  --------------   ---------------------------------------------------------
      10.39        Stock Purchase Agreement, dated May 29, 1998 between the
                   Company and Abbott Laboratories.
       27.0        Financial Data Schedules

         (b) Reports on Form 8-K

                 There were no reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          RIBOGENE, INC.

                                          By:     /s/ TIMOTHY E. MORRIS
                                            ------------------------------------
                                                     Timothy E. Morris
                                                Vice President, Finance and
                                                        Administration
                                                  Chief Financial Officer
                                            (Principal Financial and Accounting
                                                           Officer)

Date: August 13, 1998

                               INDEX TO EXHIBITS

  EXHIBIT NUMBER                            DESCRIPTION
  --------------    ------------------------------------------------------------
      10.39         Stock Purchase Agreement, dated May 29, 1998 between the
                    Company and Abbott Laboratories
       27.0         Financial Data Schedules