Form 10-Q
period 1998-09-30
RIBOGENE INC / CA/
filed 1998-11-12
CIK 924654

================================================================================

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-Q

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998,

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                        COMMISSION FILE NUMBER: 001-14165

                                ----------------

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

                                ----------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At October 31, 1998 there were 5,662,993 shares of the Registrant's common stock, $0.001 value, outstanding.

================================================================================

                                 RIBOGENE, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                                                  PAGE
                                                                                                  ----
                        PART I. FINANCIAL INFORMATION

Item 1      Financial Statements (Unaudited)....................................................    3
            Condensed Balance Sheets -- as of September 30, 1998 and December 31, 1997..........    3
            Condensed Statements of Operations -- for the three and nine months ended
            September 30, 1998 and 1997.........................................................    4
            Condensed Statements of Cash Flows -- for the nine months ended
            September 30, 1998 and 1997.........................................................    5
            Notes to Condensed Financial Statements.............................................    6
Item 2      Management's Discussion and Analysis of Financial Condition and
            Results of Operations...............................................................    9

                         PART II. OTHER INFORMATION

Item 1      Legal Proceedings...................................................................   13
Item 2      Changes in Securities and Use of Proceeds...........................................   13
Item 3      Defaults upon Senior Securities.....................................................   13
Item 4      Submission of Matters to Vote of Security Holders...................................   13
Item 5      Other Information...................................................................   13
Item 6      Exhibits and Reports -- Form 8-K....................................................   14
Signatures......................................................................................   15

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 RIBOGENE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                             SEPTEMBER 30,       DECEMBER 31,
                                                                                 1998                1997
                                                                             -------------       ------------
                                                                              (UNAUDITED)          (NOTE 1)
                                                  ASSETS
Current assets:
  Cash and cash equivalents................................................    $   15,880          $  2,045
  Short-term investments...................................................        10,621                --
  Prepaid expenses and other current assets................................           152               207
                                                                               ----------          --------
          Total current assets.............................................        26,653             2,252
Property and equipment, net................................................           760               471
Deferred offering costs....................................................            --             1,142
Deferred lease expense.....................................................           254               290
Other assets...............................................................           215               157
                                                                               ----------          --------
                                                                               $   27,882          $  4,312
                                                                               ==========          ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.........................................................    $      356          $  1,402
  Accrued research and development costs...................................         1,280               181
  Accrued compensation.....................................................           261               254
  Accrued interest payable.................................................             6               224
  Deferred revenue-- related parties.......................................           667               556
  Other current liabilities................................................           383               288
  Current portion of capital lease obligations.............................           155               174
  Current portion of notes payable.........................................            66               918
                                                                               ----------          --------
          Total current liabilities........................................         3,174             3,997
Long-term portion of capital lease obligations.............................           264               289
Long-term portion of notes payable.........................................           271                --
Other noncurrent liabilities...............................................            61               188

Commitments

Stockholders' equity (deficit):
  Preferred Stock, 5,000,000 shares, $0.001 par value, and 18,932,344 shares, no par value, authorized at September 30, 1998 and December
     31, 1997, respectively; issuable in series, 1,428,572 at September 30,
     1998 and 14,377,595 at December 31, 1997 (aggregate liquidation preference of $10,000,000 and $40,478,381 at September 30, 1998 and
     December 31, 1997, respectively......................................              1            33,533
  Common Stock, 30,000,000 shares, $0.001 par value, and 50,000,000 shares, no par value, authorized at September 30, 1998 and December
     31, 1997, respectively; 5,662,993 and 103,845 shares issued and outstanding at September 30, 1998 and December 31, 1997,
     respectively.........................................................              6             1,839
Additional paid-in capital................................................         66,632             1,672
Notes receivable from stockholders........................................           (147)             (147)
Deferred compensation.....................................................         (1,667)           (1,362)
Deficit accumulated during the development stage..........................        (40,724)          (35,697)
Net unrealized gain on available-for-sale securities......................             11                --
                                                                               ----------          --------
          Total stockholders' equity (deficit)............................         24,112              (162)
                                                                               ----------          --------
                                                                               $   27,882          $  4,312
                                                                               ==========          ========

                             See Accompanying Notes.

                                 RIBOGENE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                     PERIOD FROM
                                                   THREE MONTHS ENDED         NINE MONTHS ENDED       INCEPTION
                                                     SEPTEMBER 30,              SEPTEMBER 30,      MAY 5, 1989) TO
                                                  ----------------------    ---------------------   SEPTEMBER 30,
                                                     1998         1997         1998        1997         1998
                                                  ---------     -------     ---------    --------     --------
Revenue:
  Contract research revenue from related
     parties...................................   $     501     $   467     $  1,889     $  1,301     $  4,669
  Grant revenue................................         191         227          594          974        3,517
                                                  ---------     -------     ---------    --------     --------
          Total revenue........................         692         694        2,483        2,275        8,186
                                                  ---------     -------     ---------    --------     --------
Operating expenses:
  Research and development.....................       3,176         972        5,781        3,024       28,479
  General and administrative...................       1,011         373        2,025        1,136       13,883
  Financial advisory costs.....................          --          --           --           --        1,396
  Acquired in-process research and
     development...............................          --          --           --           --        5,000
                                                  ---------     -------     ---------    --------     --------
          Total operating expenses.............       4,187       1,345        7,806        4,160       48,758
                                                  ---------     -------     ---------    --------     --------
Loss from operations...........................      (3,495)       (651)      (5,323)      (1,885)     (40,572)
Interest income (expense), net.................         327          (3)         296          (27)        (152)
                                                  ---------     -------     ---------    --------     --------
Net loss.......................................     (3,168)        (654)      (5,027)      (1,912)     (40,724)
                                                  ---------     -------     ---------    --------     --------
Deemed dividend upon conversion of
  preferred stock..............................          --          --       (7,989)          --       (7,989)
                                                  ---------     -------     ---------    --------     --------
Net loss attributable to common
  stockholders.................................   $ (3,168)     $  (654)    $(13,016)    $ (1,912)    $(48,713)
                                                  =========     =======     =========    ========     ========

Basic net loss per common share................   $  (0.58)     $ (6.54)    $   (5.34)   $ (19.12)
                                                  =========     =======     =========    ========
Weighted average shares of common stock
  outstanding..................................       5,463         100         2,438         100
                                                  =========     =======     =========    ========

                             See Accompanying Notes.

                                 RIBOGENE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                                     PERIOD
                                                                         NINE MONTHS ENDED       FROM INCEPTION
                                                                            SEPTEMBER 30,         (MAY 5, 1989)
                                                                       -----------------------    SEPTEMBER 30,
                                                                         1998           1997          1998
                                                                       ---------      --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss............................................................   $  (5,027)     $ (1,912)     $ (40,724)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization.....................................         177           100          1,143
  Amortization of warrants and deferred compensation................         448            26            566
  Accrued interest on bridge notes converted to preferred
    stock...........................................................          --            --            122
  Losses on advances to related parties.............................          --            --            465
  Issuance of common stock to collaboration partners................         747            --            747
  Non-cash financial advisory costs.................................          --            --          1,300
  Acquisition  of  in-process  research  and  development
for notes                                                                     --            --          4,200
    payable.........................................................
  Other.............................................................          12            --             50
  Changes in assets and liabilities:
    Prepaid expenses and other current assets.......................          68          (227)          (139)
    Other assets....................................................         (58)           66           (215)
    Accounts payable................................................      (1,046)         (283)           356
    Deferred revenue-- related parties..............................         111            --            667
    Accrued expenses and other liabilities..........................         856          (295)         1,991
                                                                       ---------      --------      ---------
Net cash used in operating activities...............................      (3,712)       (2,525)       (29,471)
                                                                       ---------      --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment.................................        (369)           --           (766)
Organization costs..................................................          --            --            (68)
Advances to related parties.........................................          --            --           (715)
Repayment of notes receivables-- officer............................          --            --            250
Purchases of short-term investments.................................     (10,632)           --        (17,113)
Maturities of short-term investments................................          --            --          4,500
Sales of short-term investments.....................................          --            --          2,000
                                                                       ---------      --------      ---------
Net cash used in investing activities...............................     (11,001)           --        (11,912)
                                                                       ---------      --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bridge financing......................................          --            --          3,630
Proceeds from equipment financing...................................         338            --            338
Proceeds from short-term debt.......................................          --            --          4,908
Repayment of short-term debt........................................          --            --         (3,015)
Repayment of notes payable..........................................      (1,000)       (1,000)        (4,200)
Principal payments on capital lease obligations.....................        (154)          (90)          (882)
Proceeds from sale-leaseback of equipment...........................          --            --            207
Deferred offering costs.............................................       1,142            --             --
Proceeds from issuances of common stock and warrants, net of
  issuance costs, repurchases and repayment of stockholder notes....      16,252            11         16,432
Net proceeds from issuance of convertible preferred stock and
  warrants..........................................................      11,970         4,084         39,845
                                                                       ---------      --------      ---------
Net cash provided by financing activities...........................      28,548         3,005         57,263
                                                                       ---------      --------      ---------
Net increase in cash and cash equivalents...........................      13,835           480         15,880
Cash and cash equivalents at beginning period.......................       2,045         1,981             --
                                                                       ---------      --------      ---------
Cash and cash equivalents at end of period..........................   $  15,880      $  2,461      $  15,880
                                                                       =========      ========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest..............................................   $     324      $    193      $   1,168
                                                                       =========      ========      =========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES
Equipment purchased under capital leases............................   $      81      $     75      $   1,014
                                                                       =========      ========      =========
Conversion of debt obligations and accrued interest to
preferred stock.....................................................          --            --      $   5,645
                                                                       =========      ========      =========
Deferred compensation related to stock option grants................   $     635      $    410      $   2,115
                                                                       =========      ========      =========
Warrants issued in connection with lease and borrowing
  transactions......................................................          --            --      $     372
                                                                       =========      ========      =========

                             See Accompanying Notes.

                                 RIBOGENE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements of RiboGene, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements are intended to be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 1997, contained in the Company's Registration Statement filed on Form S-1 with the Securities and Exchange Commission on May 28, 1998, as amended. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of interim financial information have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.   CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company considers all highly liquid investments with a maturity from the date of purchase of three months or less to be cash equivalents.

    The Company classifies its investments as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, if any, reported in a separate component of stockholders' equity. As of September 30, 1998, the Company recognized an unrealized gain of $11,000, and given the immateriality of this amount, comprehensive net loss in accordance with Statement of Financial Accounts Standards 130 ("SFAS130"), has not been presented herein. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in income. The Company has not experienced any realized gains or losses on its cash equivalents. The cost of securities sold is based on the specific identification method. Cash and cash equivalents and short-term investments at September 30, 1998 and December 31, 1997, consist of the following (in thousands):

                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                           1998            1997
                                                                       -------------    ------------
Demand deposits with banks and investment in money market funds......   $ 15,880           $ 2,045
Corporate debt securities, including accrued interest................     10,621                --
                                                                        --------           -------
                                                                        $ 26,501           $ 2,045
                                                                        ========           =======

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

     The following is a reconciliation of shares used in the calculation of basic net loss per share and pro forma net loss per share (in thousands except per share data):

                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                  ----------------------      ----------------------
                                                    1998          1997          1998          1997
                                                  --------      --------      ---------     --------
Net loss attributable to common
  stockholders.................................   $ (3,168)     $   (654)     $ (13,016)    $ (1,912)
                                                  ========      ========      =========     ========
Weighted average shares of common stock
  outstanding..................................      5,463           100          2,438          100
                                                  ========      ========      =========     ========
Basic net loss per common share................   $  (0.58)     $  (6.54)     $   (5.34)    $ (19.12)
                                                  ========      ========      =========     ========
Calculation of shares outstanding for
  computing pro forma net loss per share:
Shares used in computing basic net loss per
  common share.................................      5,463           100          2.438          100
Adjusted to reflect the effect of the assumed
  conversion of preferred stock, which
  automatically converted upon the closing of
  the Company's Initial Public offering from
  the date of issuance or as of the beginning
  of the period................................         --         2,331          1,338        1,900
                                                  --------      --------      ---------     --------
Shares used in computing pro forma net loss
  per common share.............................      5,463         2,431          3,776        2,000
                                                  --------      --------      ---------     --------
Pro forma net loss per common share............   $    N/A      $  (0.27)     $   (3.45)    $  (0.96)
                                                  ========      ========      =========     ========
Pro forma net loss excluding impact of deemed
  dividend (see note 5)........................   $    N/A      $  (0.27)     $   (1.33)    $  (0.96)
                                                  ========      ========      =========     ========

     Diluted net loss per share has not been presented separately as, due to the Company's net loss position, it is antidilutive.

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

5.   INITIAL PUBLIC OFFERING AND RELATED MATTERS

     In June 1998, the Company consummated an initial public offering (the "Offering") with the issuance of 2,300,000 shares of common stock at a price of $7.00 per share. Concurrently with the closing of the Offering, the Company sold 571,429 additional shares of common stock at $7.00 per share to Abbott Laboratories in a private placement. Proceeds from the Offering and private placement net of issuance costs were $16,430,000.

     The Company filed a Certificate of Amendment in the State of Delaware to effect a one-for-14 reverse stock split of all outstanding shares of common stock, and common stock options and warrants in June 1998. As a result of the reverse stock split, each share of Series A through E and G preferred stock converted into 0.0714 of a share of common stock. Each share of Series F preferred stock converted into 0.6429 of a share of common stock. The Series F preferred stock contained certain antidilution provisions that resulted in the Series F preferred stock holders receiving an additional 1,141,317 shares of common stock upon conversion. The value of this additional common stock, $7,989,000, has been deemed to be the equivalent of a preferred stock dividend. The Company recorded the deemed dividend at the time of conversion by offsetting charges and credits to additional paid in capital, without any effect on total stockholders' equity. There was no effect on cash or net loss for the nine months ended September 30, 1998, from the conversion. However, the amount increased the loss allocable to common stock, in the calculation of basic net loss per share for the nine month period ended September 30, 1998. Following the Offering, the Company filed a Restated Certificate of Incorporation to reduce the authorized stock of the Company such that the Company will be authorized to issue 5,000,000 shares of $0.001 par value preferred stock, and 30,000,000 shares of $0.001 par value common stock.

6.   DEVELOPMENT AND COLLABORATION AGREEMENTS

     On July 7, 1998, the Company entered into an option and license agreement with Roberts Pharmaceutical Corporation ("Roberts") for the development of Emitasol, an intranasally administered drug being developed for treatment of delayed onset nausea and vomiting in cancer chemotherapy patients. In addition, Roberts made a $10 million equity investment in RiboGene by purchasing 1,428,572 shares of Series A non-voting convertible preferred stock at $7.00 per share. Holders of the Series A non-voting convertible preferred stock are entitled to non-cumulative dividends, when and if declined by the Board of Directors, and have a liquidation preference, prior to any declared dividends, equal to the original issue price of $7.00 per share. The Series A non-voting convertible preferred stock is convertible into common stock on a one-for-one basis, provided, however, that on or following each of the first three annual anniversary dates of the stock issuance, the holders of the Series A preferred stock only convert up to 33%, 50% and 100% of their shares, respectively. Additionally, holders of the Series A preferred stock may request that the Company register up to 20% of the converted shares in any twelve month period.

     Under the terms of the option and license agreement, Roberts will conduct clinical trials using Emitasol and, if those are successful, submit a New Drug Application ("NDA") for Emitasol. If FDA regulatory approval is obtained, Roberts will have 60 days to exercise an exclusive option for a license to market Emitasol in North America. Roberts has agreed to make a payment to RiboGene of up to $10,000,000 upon the exercise of the option and to pay a royalty on product sales. RiboGene will provide up to $7,000,000 in funding for the development of Emitasol through completion of Phase III trials and the submission of an NDA, with the balance, if any, provided by Roberts.

     On September 18, 1998, the Company issued Dainippon Pharmaceutical Co. Ltd. ("Dainippon") 230,000 shares of common stock in exchange for an increased royalty interest in the sales from future products, as defined in the collaboration agreement between the Company and Dainippon, dated January 28, 1998. As a result of this transaction, the Company recognized a $747,000 one time non-cash charge to research and development expense during the three months ended September 30, 1998, representing the fair market value of the common stock at the date of issuance.

7.   NOTES PAYABLE

     In September 1998, the Company entered into a credit arrangement with a financial institution. Under the terms of such arrangement, the Company will receive up to $2,000,000 of financing in the form of secured equipment loans over a twelve month period ending in September 1999. Each loan will have a 48 month term, bear interest at 7.2% plus an index equal to the rate on four year treasury notes, and have a balloon payment equal to 12.5% of the original loan amount. As of September 30, 1998, the company had borrowed $338,000 under this arrangement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements in this quarterly report on Form 10-Q that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding future pharmaceutical development, regulatory approvals, revenues, expenses, and profits or losses. These forward-looking statements are subject to known and unknown risks, uncertainties or other factors which may cause the actual results of the Company to be materially different from historical results or any results expressed or implied by the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, the risks and uncertainties described or discussed in the section "Risk Factors" in the Company's Registration Statement (No. 333-38781) as filed by the Company with the Securities and Exchange Commission on May 28, 1998. The forward-looking statements contained herein represent the Company's judgement as of the date of this quarterly report on Form 10-Q and the Company cautions readers not to place undue reliance on such statements. Furthermore, the Company disclaims any obligation or intent to update any such forward-looking statements to reflect future events or developments.

OVERVIEW

     RiboGene is a drug discovery company focused on the identification of novel lead compounds and the development of potential drug candidates for the treatment of infectious diseases. The Company was founded in May 1989 to develop laboratory equipment for cell-free protein synthesis. In January 1993, the Company discontinued development of the lab equipment and began to focus its research and development efforts on the identification of novel lead compounds and the development of potential drug candidates for the treatment of infectious diseases. The Company's research efforts initially focused on infections caused by fungi and viruses. In 1996, the Company expanded its research efforts to include infections caused by bacteria. Simultaneously with the shift in focus to infectious disease drug discovery, in 1993 and later in 1994, the Company in-licensed or acquired the rights to certain in-process research and development (the "Intranasal Product Acquisition"), including certain patents and other intellectual property related to intranasal formulations and the corresponding administration of metoclopramide, propranolol and certain benzodiazepines. One of the potential products acquired by the Company was Emitasol, an intranasal formulation of metoclopramide for the treatment of emesis (nausea and vomiting) following chemotherapy.

     On January 27, 1998, the Company entered into a collaboration with Dainippon Pharmaceuticals Company, Ltd. ("Dainippon") encompassing two targets in the Company's antibacterial program (the "Dainippon Collaboration"). As part of the Dainippon Collaboration, Dainippon agreed to provide the Company with up to $6.0 million in research support payments ($2.0 million of which has been received), and to provide additional research and development at Dainippon, over the three-year term of the research program. The Company may also be entitled to receive milestone payments upon the achievement of mostly late-stage clinical and regulatory milestones in an amount of up to $10.0 million for each product developed through the collaboration, consisting of up to $5.0 million through approval in Japan and up to $5.0 million through approval in one additional major market territory. In connection with the Dainippon Collaboration, Dainippon purchased $2.0 million of the Company's Series G preferred stock, which automatically converted into 53,988 shares of common stock concurrently with the closing of the initial public offering. In September 1998, the Company issued Dainippon an additional 230,000 shares of common stock in exchange for an increased royalty interest under the Dainippon Collaboration. From April 1996 to April 1998, the Company had a collaboration with Abbott Laboratories for the Company's antifungal program (the "Abbott Collaboration"). In connection with the Abbott Collaboration, Abbott made a $3.5 million equity investment in the Company and, concurrently with the Company's initial public offering, purchased an additional $4.0 million of common stock directly from the Company in a private placement at $7.00 per share.

     In June 1998, the Company consummated an initial public offering (the "Offering") with the issuance of 2,300,00 shares of common stock at a price of $7.00 per share. Concurrently with the closing of the Offering the Company sold 571,429 additional shares of common stock to Abbott Laboratories in a private placement. Proceeds from the Offering and Abbott private placement, net of issuance costs, were $16 million. In connection with the Offering all outstanding preferred stock automatically converted into common stock and the Company recognized a deemed dividend to preferred stockholders in the amount of $8 million.

     On July 7, 1998, the Company entered into an option and license agreement with Roberts Pharmaceutical Corporation ("Roberts") for the development of Emitasol. In addition, Roberts made a $10 million equity investment in the Company by purchasing 1,428,572 shares of Series A non-voting preferred stock at $7.00 per share. Under the terms of the option and license agreement, Roberts will conduct clinical trials using Emitasol and, if those are successful, submit a New Drug Application (NDA) for Emitasol. If FDA regulatory approval is obtained, Roberts will have 60 days to exercise an exclusive option for a license to market Emitasol in North America. Roberts has agreed to make a payment to the Company of up to $10 million upon the exercise at the option and to pay a royalty on product sales. The Company will provide up to $7 million in funding for the development of Emitasol through the completion of Phase III trials and the submission of an NDA, with the balance, if any, provided by Roberts.

     The Company is a development stage company, has generated no revenue from the sale of products and, through September 30, 1998, has incurred cumulative net losses of approximately $40.7 million and, at September 30, 1998, had net stockholders' equity of $24.1 million. The Company expects to incur significant operating losses over the next several years due primarily to expanded research and development efforts, preclinical and clinical testing of its product candidates and commercialization activities. The Company does not anticipate revenues from product sales for a significant number of years, if ever. The Company's sources of revenues for the next several years will be payments from strategic collaborations, if any, and interest income. Certain payments under collaborations are or will be contingent upon the Company or its collaborators achieving certain milestones as to which there can be no assurance that such milestones will be achieved. Results of operations may vary significantly from quarter to quarter depending on, among other factors, the progress of the Company's research and development efforts, results of clinical testing, the timing of certain expenses, the establishment of collaborative research agreements and the receipt of grants or milestone payments, if any.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     For the three month period ended September 30, 1998, the Company's revenues consisted of revenues from the Dainippon Collaboration agreements and Small Business Innovation Research ("SBIR") grants from the National Institutes of Health. Revenue earned under the Abbott collaboration, which ended on April 13, 1998, was $417,000 for the three months ended September 30, 1997. Revenue earned as part of the Dainippon collaboration, which began in February 1998, was $501,000 for the three month period ended September 30, 1998. Revenues from SBIR grants for the three month period ended September 30, 1998 were $191,000 as compared to $227,000 in the three month period ended September 30, 1997. The decrease in grant revenues results from the completion of one grant in June 1998 and two grants during the third quarter of 1997. Revenues earned under research grants are determined by the timing of the award from the issuing agency. As a result, research grant revenue earned in one period is not predictive of research grant revenue to be earned in future periods.

     During the three months ended September 30, 1998, the Company incurred a $747,000 one time non-cash charge equal to the fair market value of common stock issued to Dainippon in exchange for an increase in the Company's royalty interest in future product sales as defined in the Dainippon Collaboration. Exclusive of this one time charge, research and development expenses increased $1.5 million, or 150%, to $2.4 million for the three months ended September 30, 1998, from $972,000 in the three months ended September 30, 1997. This increase resulted from the commencement of Emitasol development activities, personnel and supply costs relating to the establishment of the Company's medicinal chemistry capabilities, operating costs associated with the Company's new laboratories, and a non-cash charge for deferred compensation relating to certain stock options granted to employees and consultants during 1997 and 1998. Exclusive of the one time $747,000 non-cash charge, research and development expenses represented approximately 71% of total operating expenses of $3.4 million in the three months ended September 30, 1998, and 72% of total operating expenses of $1.3 million in the three months ended September 30, 1997.

     General and administration expenses increased $638,000 or 171% to $1.0 million for the three months ended September 30, 1998, from $373,000 for the three months ended September 30, 1997. This increase is due to additional operating costs associated with the Company's status as a publicly held company, the Company's new facility, legal and other professional services associated with increased business development activities, and a non-cash charge for deferred compensation relating to certain stock options granted employees and consultants during 1997 and 1998.

     For the three months ended September 30, 1998, the Company reported net interest income of $327,000, as compared to net interest expense of $3,000 for the three months ended September 30, 1997. This increase in interest income results from interest earned on the investment of proceeds from the Company's initial public offering, concurrent private placement and sale of preferred stock.

     The net loss for the three month period ended September 30, 1998 was $3.2 million, an increase of $2.5 million, or 384%, from the net loss of $654,000 for the three month period ended September 30, 1997. The increase resulted from the changes in revenue and operating expenses discussed above.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     For the nine month period ended September 30, 1998, the Company's revenues consisted of revenues from collaboration agreements and SBIR grants from the National Institutes of Health. Revenue earned as part of the Abbott collaboration, which ended on April 13, 1998, was $556,000 for the nine month period ended September 30, 1998, as compared to $1.3 million for the nine months period ended September 30, 1997. Revenue earned under the Dainippon Collaboration, which began in February 1998, amounted to $1.3 million for the nine months ended September 30, 1998. Revenues from SBIR grants for the nine months ended September 30, 1998 were $594,000 as compared to $974,000 for the nine months ended September 30, 1997. The decrease in grant revenues results from the completion of one grant in June 1998 and two grants during the third quarter of 1997. Revenues earned under research grants are determined by the timing of the award from the issuing agency. As a result, research grant revenue earned in one period is not predictive of research grant revenue to be earned in future periods.

     Exclusive of the $747,000 one time charge discussed above, research and development expenses increased $2.0 million or 66%, to approximately $5.0 million for the nine months ended September 30, 1998, from $3.0 million in the nine months ended September 30, 1997. This increase resulted from Emitasol development costs, personnel and supply costs relating to the establishment of the Company's medicinal chemistry capabilities, facility operating costs associated with the Company's new laboratories, a non-cash charge for deferred compensation relating to certain stock options granted to employees and consultants during 1997 and 1998, and initial costs associated with the Dainippon Collaboration. Exclusive of the $747,000 one-time charge, research and development expenses represented approximately 71% of total operating expenses of $7.1 million in the nine months ended September 30, 1998, as compared to 73% of total operating expenses of $4.2 million in the nine month period ended September 30, 1997.

     General and administration expenses increased $889,000, or 78%, to $2.0 million for the nine months ended September 30, 1998, from $1.1 million in the nine months ended September 30, 1997. This increase is due to additional operating costs associated with the Company's status as publicly held, the Company's new facility, legal and other professional services associated with increased business development activities, and a non-cash charge for deferred compensation relating to certain stock options granted to employees and consultants during 1997 and 1998.

     Net interest income for the nine months ended September 30, 1998, was $296,000 as compared to net interest expense of $27,000 for the nine months ended September 30, 1997. This increase results from interest earned on the investment of proceeds from the Company's initial public offering and concurrent private placement, and the sale of preferred stock.

     The net loss, exclusive of the deemed dividend to common stockholders (Note
5), for the nine months ended September 30, 1998 was $5.0 million, an increase of $3.1 million from the net loss of $1.9 million for the nine months ended September 30, 1997. The increase resulted from the changes in revenue and operating expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since incorporation primarily through private sales of common stock and preferred stock, warrants, SBIR grants, the Abbott and Dainippon Collaborations, the issuance of short-term convertible notes and equipment financing arrangements. Through September 30, 1998, the Company has raised approximately $67.4 million from the sale of common stock and preferred stock, warrants and short-term convertible notes, $3.5 million from SBIR grants and $4.7 million from the Abbott and Dainippon Collaborations (excluding the initial Abbott and Dainippon equity investments). The Company's capital expenditures and payments under capital lease obligations aggregate approximately $1.6 million through September 30, 1998, and cash used to fund operating activities since incorporation totaled $29.5 million.

     At September 30, 1998, the Company had cash and cash equivalents and short-term investments of approximately $26.5 million and working capital of $23.5 million. The Company has a policy of investing excess funds in investment grade, interest-bearing securities primarily with an expected maturity of one-and-one-half years or less.

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

YEAR 2000 READINESS

     The Year 2000 issue refers to the inability of older computer programs to accept four-digit codes for the year field in a set of data (the "Year 2000 Issue"). Beginning in the year 2000, four-digit codes will be necessary to distinguish between 1900 base-year dates and 2000 base-year dates. Such inability to recognize a date using "00" as the year 2000 rather than the year 1900 could result in a system failure or miscalculations causing disruptions in the Company's operations or activities, including, among other things, the Company's research and development efforts.

     In connection with its recent move, the Company expanded its research capabilities, improved its facilities and upgraded and replaced many of its systems. Based on representations from manufacturers, the Company has determined that these systems are Year 2000 ready. The Company does not have a formal Year 2000 readiness plan, however, the company intends to formulate and implement such a plan in order to assess and test internal and third party systems for Year 2000 readiness. The failure of, or disruption in, any of these systems could have a material adverse effect on the Company's business and operations. Based on this assessment, the Company will replace or correct critical systems, such as compound library storage systems and systems for the retrieval and storage of screening information. At September 30, 1998, assessment, testing and modification or replacement of the Company's information technology and operating equipment with embedded chips or software were substantially incomplete.

     The Company has identified and is asking its key suppliers and providers, contractors and collaborators, communications providers and banks, whose systems failures could adversely affect the Company's operations to verify their Year 2000 readiness.

     Management anticipates having all of its internal systems Year 2000 ready by the fall of 1999. Currently, however, the Company has no contingency plans in place in the event it does not fully complete its Year 2000 readiness program by such time. Management intends to evaluate the status of the Year 2000 readiness program in the spring of 1999 and determine whether such a plan is necessary.

     To date, the Company has not incurred significant expenses in connection with assessing, testing and modifying its systems for Year 2000 readiness. However, because the Company has not fully assessed the Year 2000 readiness of its systems, Management is unable to determine the cost of becoming Year 2000 ready. To the extent that the Company or its key suppliers and providers fail to achieve Year 2000 readiness, there could be a material adverse effect on the Company's business, results of operations and financial position.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) Recent Sales of Unregistered Securities

     In July 1998, the Company sold and issued an aggregate of 1,428,572 shares of Series A Non-Voting Preferred Stock to Roberts Pharmaceutical Corporation in connection with a collaborative arrangement.

     In October 1998, the Company sold and issued an aggregate of 230,000 shares of Common Stock to Dainippon Pharmaceutical Co. Ltd. in connection with an amendment to a license and option agreement.


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

               In connection with the public offering, the Company incurred expenses of $3,865,000, of which $1,787,000 represented underwriting discounts and commissions and expense reimbursements and $2,078,000 represented other expenses related to the offering. No proceeds were paid directly or indirectly to directors, officers, general partners of the Company or to persons holding ten percent or more of any class of equity security issued by the Company, or to any other affiliate of the Company. The net offering proceeds to the Company after total expenses was $12,235,000.

               To date, the Company has used $2,530,000 of the net proceeds from the offering for operations. The Company has invested the remainder of the net proceeds in short-term, investment-grade, interest bearing financial instruments. The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the Registration Statement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5.   OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT NUMBER                              DESCRIPTION OF DOCUMENT
--------------                              -----------------------
   +10.40      Option and License Agreement by and between the Company and Roberts Pharmaceutical
               Corporation dated July 6, 1998.

    10.41      Stock Purchase Agreement by and between the Company and Roberts Pharmaceutical
               Corporation dated July 16, 1998.

    10.42      Rights Agreement by and between the Company and Roberts Pharmaceutical Corporation, dated July 6, 1998.

   +10.43      Amendment No. 1 to Option and License Agreement by and between the Company and
               Dainippon Pharmaceutical Co. Ltd. dated September 18, 1998.

    10.44      Common Stock Purchase Agreement by and between Dainippon Pharmaceutical Co. Ltd.
               dated September 18, 1998.

    27         Financial Data Schedule

-------------
+ Portions omitted pursuant to a request of confidentiality filed separately with the Commission


     (b) Reports on Form 8-K

     There were no reports on Form 8-K during the quarter ended September 30, 1998.

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

Date: November 10, 1998

                                INDEX TO EXHIBITS

EXHIBIT NUMBER                              DESCRIPTION OF DOCUMENT
--------------                              -----------------------
   +10.40      Option and License Agreement by and between the Company and Roberts Pharmaceutical
               Corporation dated July 6, 1998.

    10.41      Stock Purchase Agreement by and between the Company and Roberts Pharmaceutical
               Corporation dated July 16, 1998.

    10.42      Rights Agreement by and between the Company and Roberts Pharmaceutical Corporation, dated July 6, 1998.

   +10.43      Amendment No. 1 to Option and License Agreement by and between the Company and
               Dainippon Pharmaceutical Co. Ltd. dated September 18, 1998.

    10.44      Common Stock Purchase Agreement by and between Dainippon Pharmaceutical Co. Ltd.
               dated September 18, 1998.

    27         Financial Data Schedule

-------------
+ Portions omitted pursuant to a request of confidentiality filed separately with the Commission