Form 10-K405
period 1998-12-31
RIBOGENE INC / CA/
filed 1999-03-31
CIK 924654

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER 001-14165

                                 RIBOGENE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      94-3095154
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

                              26118 RESEARCH ROAD
                           HAYWARD, CALIFORNIA 94545
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (510) 732-5551
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
                    NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                (TITLE OF CLASS)
                         COMMON STOCK, $.001 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1999, was approximately $8.7 million*.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 1999 Annual Meeting are incorporated herein by reference into Part III of this Report.
---------------
* Based on a closing price of $2.00 per share of the Registrants' Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at February 28, 1999. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the of the registrant or that such person is controlled by or under common control with the Registrant.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I

     Item 1.  Business....................................................     1
     Item 2.  Properties..................................................    26
     Item 3.  Legal Proceedings...........................................    26
     Item 4.  Submission of Matters to a Vote of Security Holders.........    26

PART II

     Item 5.  Market for Registrant's Common Equity and Related
              Stockholder Matters.........................................    27
     Item 6.  Selected Financial Data.....................................    28
     Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................    29
              Quantitative and Qualitative Disclosures about Market
    Item7(a)  Risk........................................................    34
     Item 8.  Financial Statements and Supplementary Data.................    35
     Item 9.  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................    53

PART III

     Item     Directors and Executive Officers of the Registrant..........
       10.                                                                    53
     Item     Executive Compensation......................................
       11.                                                                    53
     Item     Security Ownership of Certain Beneficial Owners and
       12.    Management..................................................    53
     Item     Certain Relationships and Related Transactions..............
       13.                                                                    53

PART IV

     Item     Exhibits, Financial Statement Schedules and Reports on Form
       14.    8-K.........................................................    53

     Except for the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading "Risk Factors" at the end of Item 1 Business.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     RiboGene, Inc. (the "Company") is a drug discovery company focused on the identification of novel leads and the development of potential drug candidates for the treatment of infectious diseases. The Company's drug discovery efforts target bacterial, fungal and viral infections for which the efficacy of existing therapies is being threatened by the emergence of drug resistance or for which existing therapies have had limited effectiveness. The Company's drug discovery technology is based on the translational control of gene expression. Translation is the process used by cells to make proteins and is an essential cellular process for all living organisms, including infectious pathogens. The Company is using its platform technology to discover compounds that inhibit or interfere with pathogen specific translation. RiboGene's extensive knowledge of translation allows the Company to identify components of the translation process unique to a particular pathogen and essential to its existence. The Company believes that targeting pathogen specific translation mechanisms may lead to the discovery of drugs that are effective against either drug-resistant pathogens or pathogens for which current therapies are not effective.

     Infectious diseases have increased significantly during the past 20 years and are now the third most common cause of death in the United States. Worldwide sales of antiinfective drugs were approximately $34.0 billion in 1997 and constituted the third largest pharmaceutical sales category. The antibacterial, antifungal and antiviral markets are estimated to be approximately $25.0 billion, $4.0 billion and $5.0 billion, respectively, based on 1997 sales. There are currently four antibacterial drugs that each generate in excess of $1.0 billion in worldwide sales annually and one antifungal drug that generates nearly $900 million. Of the 100 best selling brand name drugs worldwide in 1997, 22 are antiinfectives addressing bacterial, fungal and viral infections. The clinical efficacy of many bacterial and fungal antiinfectives is being threatened by emerging strains of drug-resistant pathogens. In the antiviral area, there are only a limited number of effective therapeutics currently marketed.

     To compliment its drug discovery efforts, the Company also seeks to in-license or acquire compounds with demonstrated activity relevant to certain therapeutic targets. Consistent with this strategy, in 1994 the Company acquired Emitasol(R), an intranasal form of metoclopramide. Metoclopramide is an approved antiemetic and is available in oral and intravenous form. The Company and its partners are developing Emitasol for the treatment of diabetic gastroparesis (stomach paralysis) and for emesis (nausea and vomiting) associated with cancer chemotherapy. Emitasol is currently being developed in North America as well as in certain countries in Europe through corporate partners. Emitasol is intended to control diabetic gastroparesis and to prevent delayed emesis associated with cancer chemotherapy. Currently, there are no drugs specifically approved to treat delayed emesis, and metoclopramide is approved to treat diabetic gastroparesis and to prevent acute chemotherapy-induced emesis. RiboGene believes that Emitasol, when given intranasally, may be effective in treating diabetic gastroparesis and delayed onset emesis. Such advantages may include: ease of administration, an increased level of efficacy as compared to alternatives and cost effectiveness. The Company, together with its collaborative partner, expects to begin Phase III clinical trials of Emitasol for diabetic gastroparesis in 1999. However, substantial additional development, clinical testing and investment will be required prior to seeking any regulatory approval for commercialization of this product. There can be no assurance that clinical trials of Emitasol will demonstrate the safety and efficacy of such product to the extent necessary to obtain regulatory approvals for the indications being studied, or at all. The failure to demonstrate adequately the safety and efficacy of Emitasol could delay or prevent regulatory approval of the product.

     In order to accelerate the discovery, development and commercialization of drugs, and to offset the costs of discovery and development, the Company seeks to enter into collaborations with major pharmaceutical companies and, additionally, into research and licensing agreements with biotechnology companies, combinatorial chemistry companies and universities. These relationships are intended to provide the Company with funding, research and development support, access to additional compound libraries and targets, as well as to provide the Company with preclinical and clinical trial, manufacturing and marketing capabilities.

     In July 1998, the Company entered into an option and license agreement with Roberts Pharmaceutical Corporation ("Roberts") for the development of Emitasol (the "Roberts Collaboration"). In connection with the Roberts Collaboration, Roberts made a $10 million equity investment in RiboGene by purchasing 1,428,572 shares of Series A non-voting convertible preferred stock at $7.00 per share. In conjunction with the Company, Roberts will develop Emitasol to treat diabetic gastroparesis and delayed onset emesis caused by cancer chemotherapy.

     In January 1998, the Company entered into a collaboration with Dainippon Pharmaceutical Co. Ltd. ("Dainippon") encompassing the two principal targets in the Company's antibacterial program (the "Dainippon Collaboration"). As part of the Dainippon Collaboration, Dainippon agreed to provide the Company with research support payments ($4.0 million of which has been received, as of February 1999), and to provide additional research and development support at Dainippon, over the three-year term of the research program. The Company may be entitled to receive milestone payments upon the achievement of mostly late-stage clinical and regulatory milestones. RiboGene also has the right to co-promote, in Europe and the United States, any products resulting from the collaboration. In connection with the Dainippon Collaboration, Dainippon made a $2.0 million equity investment in the Company in February 1998, by purchasing 756,144 shares of the Company's Series G Preferred Stock (the "Dainippon Shares"), which automatically converted into 53,988 shares of Common Stock upon the closing of the Company's initial public offering (the "Offering"). In exchange for an increase in the royalty rate to be received by RiboGene, the Company issued an additional 230,000 shares of common stock to Dainippon in September 1998.

     The Company also has agreements with ArQule, Inc. ("ArQule"), and EnzyMed, Inc. ("EnzyMed") to provide the Company with access to additional compound libraries for its drug discovery programs and with the University of Washington to acquire the rights to the HCV NS5A/PKR target for its antiviral program.

STRATEGY

     The Company's objectives are to discover and develop novel drugs to treat infectious disease and other unmet medical needs. The Company has adopted two approaches to accomplish these objectives. The first is to discover novel compounds in a proprietary program based on translation, the process used by cells to synthesize proteins. However, the Company also recognizes that it will be a number of years before any potential products reach the market, given the extensive preclinical and clinical development programs through which each must proceed. Accordingly, RiboGene's second approach is to acquire rights to drug candidates that have reached a more advanced stage of development and are thus more likely to reach the commercial market sooner. The key elements of the Company's strategy are to:

  EXPLOIT EXPERTISE IN PATHOGEN SPECIFIC TRANSLATION MECHANISMS

     The Company intends to use its accumulated expertise and know-how in pathogen specific translation mechanisms to identify novel targets critical for the survival of bacteria, fungi or viruses. With these targets, the Company develops assays which are used to identify compounds with desired mechanisms of action. By using targets which are specific to pathogens, the Company believes that it may be able to identify small-molecule lead compounds which inhibit pathogen function and thereby kill or attenuate pathogen growth with minimal effects on humans. The Company believes that in certain applications these small-molecule lead compounds may have better safety and efficacy profiles than those of existing drugs.

  DISCOVER NOVEL ANTIINFECTIVES WHICH TARGET DRUG RESISTANT PATHOGENS

     The Company directs its drug discovery programs toward the development of drugs that target pathogens which have developed resistance to currently marketed antiinfectives. Because new drugs which inhibit pathogen specific translation mechanisms may have different molecular targets than those of existing classes of antiinfectives, the Company believes that potential drug candidates resulting from its drug discovery programs may be effective against existing drug resistant pathogens.

  IN-LICENSE OR ACQUIRE LATER STAGE COMPOUNDS AND PRODUCTS

     The Company believes that by acquiring later stage products, either by in-licensing, through corporate partnering, or through acquisitions, it can accelerate the discovery and development of novel drugs to treat infectious disease or other unmet medical diseases. The Company intends to continue this approach and it currently is reviewing a number of product acquisition candidates that are in later stages of development.

  ESTABLISH COLLABORATIVE RELATIONSHIPS FOR ITS DRUG DISCOVERY PROGRAM

     The Company employs a two-pronged collaborative strategy to accelerate the discovery, development and commercialization of novel antiinfective drugs. The Company seeks to enter into collaborations with (i) major pharmaceutical companies, on entire programs or on specific targets, to provide the Company with funds, research and development resources, including chemistry capabilities, access to compound libraries and preclinical and clinical trial, regulatory, manufacturing and commercialization capabilities, and (ii) biotechnology and combinatorial chemistry companies and universities to provide the Company with access to drug discovery and development technologies, compound libraries and targets.

SCIENTIFIC BACKGROUND

  INFECTIOUS DISEASE RESISTANCE

     The increase in prevalence of infectious diseases caused by bacteria, fungi and viruses that have developed resistance to existing antiinfective drugs is well documented in the medical literature. This current situation results in part from the overuse or incorrect use of antiinfective drugs. Administering antiinfectives in the presence of resistant pathogens creates a growth advantage for such pathogens and allows them to multiply preferentially over those that have not developed resistance. These resistant pathogens can then spread quickly from infected patients to healthy individuals.

     Resistant pathogens have developed multiple mechanisms against certain approved antiinfective drugs. Mechanisms of resistance include altering the pathogen target, altering the drug itself or preventing the drug from interacting with the target. Because traditional antiinfective drug discovery approaches have used a limited number of biological targets, they have not adequately addressed this resistance problem. As a result, new generations of antiinfectives resulting from traditional approaches have been susceptible to the same resistance mechanisms.

  TRADITIONAL APPROACHES TO ANTIINFECTIVE DRUG DISCOVERY

     There are two traditional approaches to antiinfective drug discovery. Biological approaches rely on the use of whole organism based assays to screen for compounds which kill pathogens. Although antiinfectives have been discovered using this approach, information on the molecular target or the mechanism of action of the drug resulting from this approach is minimal. The lack of information on the target or mechanism of action makes it difficult to understand the cause of subsequent drug resistance. Chemistry driven approaches focus on chemical modifications of known antiinfective compounds. This approach has led to the identification of new drugs which have chemical structures that are closely related to existing drugs. As a result, these newer drugs are active at the same molecular targets and eventually encounter the same resistance problems that were observed for earlier drugs.

THE RIBOGENE APPROACH

     The Company believes that its target-based approach is different from, and provides advantages over, traditional drug discovery techniques. Antiinfective drug discovery has historically used a limited number of biological targets which has restricted the ability to discover new drugs effective against drug resistant pathogens. RiboGene's pathogen specific translation mechanisms represent a new class of targets for drug discovery. By focusing discovery efforts on drugs which are effective inhibitors of pathogen specific translation mechanisms, the Company believes that it may be possible to discover drug candidates for which pathogens have not already developed resistance. In addition, because the Company selects only pathogen specific translation mechanism targets which are essential for the life of the pathogen and appear to bear little or no resemblance to their human counterpart, such compounds may in certain applications have better safety and efficacy profiles than existing therapies, or may provide a therapy where no other therapy currently exists.

     The Company's scientists use their extensive knowledge and expertise in the field of translation to identify targets specific to pathogens and to design and implement assays to identify selective compounds which demonstrate activity at the specific translation targets. By developing assays which identify compounds with mechanisms of action against the desired target, the Company believes that the compounds which demonstrate activity at the target will be better characterized and more likely to result in lead candidates for optimization and further development. Because RiboGene's pathogen specific translation mechanisms represent new drug targets, the Company believes that antiinfective drugs which result from its drug discovery programs may also be effective against current drug resistant pathogens.

     Translation and protein synthesis are synonymous terms for the process used by cells to make proteins from a template known as messenger RNA ("mRNA"). Proteins participate in virtually all cellular functions. All proteins are assembled from a defined set of building blocks known as amino acids, and it is the sequence in which the amino acids are assembled which distinguishes one protein from another. The instructions that determine this sequence are encoded within the genes of the organism. Typically, each gene contains coded information for the synthesis of one particular protein. For this protein to be synthesized, the information in the gene must be decoded. The decoding process has two primary stages known as transcription and translation. During the first stage, which is known as transcription, the genetic information is "transcribed," or copied, and the copies produced are known as mRNA molecules. During the second stage of gene expression, which is known as translation, the information is "translated," or utilized, to assemble amino acids into proteins. During this stage, these mRNA molecules direct the synthesis of the protein by intracellular structures known as ribosomes. Each ribosome moves along the mRNA and reads it like a tape, which tells the ribosome which amino acid to add next as it synthesizes the protein.

RIBOGENE'S DRUG DISCOVERY PROCESS.

     RiboGene has established antibacterial, antifungal and antiviral drug discovery programs. Within each program, the Company's drug discovery process consists of four phases: (i) target identification; (ii) assay development;
(iii) lead discovery; and (iv) lead optimization. In the first phase of the process, the Company uses its accumulated translation specific expertise and know-how in combination with functional genetics and microbial genomics to identify and select the pathogen specific translation mechanism targets for use in its drug discovery programs. When pathogen specific translation mechanism targets have been identified and validated, RiboGene scientists use a variety of techniques to design and implement translation-based assays to identify and characterize compounds active against such targets. Once a pathogen specific translation mechanism target has been incorporated into a high-throughput assay, RiboGene scientists use these assays to screen compound libraries to identify potential lead compounds suitable for lead optimization. Lead optimization involves the use of contemporary medicinal and combinatorial chemistry techniques to enhance the potency, selectivity, pharmacokinetic and other properties of potential leads identified using the Company's assays. In its antibacterial program, the Company has two principal targets, deformylase and ppGpp degradase, for which it conducts research in collaboration with Dainippon. Deformylase is in the lead optimization phase, and ppGpp degradase is in the lead discovery phase. The Company has several additional antibacterial targets, to which it has retained rights to, that are in the assay development phase. In its antifungal program, several targets, are in the lead discovery phase. In its antiviral program, which is currently focused exclusively on the hepatitis C virus ("HCV"), the Company has one target, HCV NS5A/PKR, in the assay development phase.

THE RIBOGENE RESEARCH PROGRAMS; ANTIBACTERIAL PROGRAM

     RiboGene is focusing its antibacterial drug discovery programs on those pathogens that have a high annual incidence rate worldwide and that have become resistant to all but a few available antibacterial drugs. The Center for Disease Control ("CDC") has reported that 47% of the two million hospital-acquired infections in the United States are caused by four bacteria: staphylococci, enterococci, pneumococci and pseudomoni. The Company's antibacterial projects target infections caused by these and other bacteria.

     Translation in bacterial cells differs from translation in human cells. In particular, the translation initiation factors used by bacterial cells are fewer in number and have little homology with functional counterparts in human cell types. In addition, bacteria use translational control processes not found in human cells. RiboGene is exploiting its knowledge of these bacterial pathogen specific translation mechanisms and is designing and implementing antibacterial drug discovery systems incorporating these pathogen specific translation mechanism targets. The Company's bacterial pathogen specific translation mechanism targets are in various stages of research and development. The Company has developed assays incorporating certain of these targets and intends to continue assay development incorporating previously identified and future bacterial pathogen specific translation mechanism targets. Several of the assays utilize proprietary strains of bacteria that may allow identification of inhibitors of the target. Other assays utilize in vitro enzymatic reactions designed to identify enzyme inhibitors of the target.

     The Company has identified several bacterial pathogen specific translation mechanism targets that are in various stages of research and development. Two of these targets, deformylase and ppGpp degradase, are the focus of the Company's most advanced antibacterial projects. The Company believes that bacterial pathogen specific translation mechanisms such as deformylase and ppGpp degradase may be excellent selective targets for drug intervention and has therefore established drug discovery projects based on these targets. The Company entered into a collaboration with Dainippon in January 1998 to continue the research and development of antibacterials that have activity against deformylase or ppGpp degradase. As part of the Dainippon Collaboration, RiboGene is screening both the RiboGene and Dainippon compound libraries and applying it internal chemistry resources to these projects. RiboGene has responsibility for assay development and lead discovery. Both parties have joint responsibility for in vitro testing and lead optimization. Dainippon generally has responsibility for any preclinical and clinical development, regulatory submission, manufacturing or marketing. See "-- Collaborative and Research Agreements."

  DEFORMYLASE INHIBITOR PROJECT

     Bacteria initiate translation using an amino acid building block called formyl-methionine. The enzyme deformylase, common to all bacteria, removes the formyl group from methionine releasing the protein for use by the bacteria. This formylation-deformylation process is essential for growth of all pathogenic bacteria. Because there is no mammalian counterpart, the Company believes that deformylase enzyme inhibition is a useful target to identify selective inhibitors of bacterial translation. In addition, the Company believes that all pathogenic bacteria utilize this translation process, and therefore deformylase inhibitors have the potential to be broad spectrum antibacterial agents. RiboGene scientists have designed and implemented assays that target the identification of inhibitors of the deformylase enzyme.

     The deformylase inhibitor project is currently in the lead optimization phase. Through its assay system, the Company has discovered small-molecule compounds that inhibit deformylase. The Company, in collaboration with Dainippon, will continue to screen compounds in the deformylase assays to identify additional novel compounds suitable for lead optimization.

  PPGPP DEGRADASE INHIBITOR PROJECT

     ppGpp (guanosine tetraphosphate) is an unusual nucleotide, synthesized during the translation process and regulated by the essential enzyme, ppGpp degradase. Bacteria carefully regulate ppGpp levels because accumulation of this nucleotide is toxic to the organism. Therefore, the Company believes that inhibitors of the ppGpp degradase enzyme should kill bacteria. Since this process is not part of the human translation process, yet all bacteria appear to utilize this process, RiboGene scientists believe that ppGpp degradase inhibitors have the potential to be antibacterial agents with selective broad spectrum activity against pathogens and potentially low toxicity to humans. The Company has developed a high-throughput primary assay around the ppGpp degradase enzyme. Secondary assays developed by the Company include an assay which comprises the isolated ppGpp enzyme and an assay which quantitatively measures the accumulation of ppGpp. These assays are used to confirm the mechanism of action of the inhibitors identified in the primary assay.

     The ppGpp degradase inhibitor project is in the lead discovery phase. The Company, in collaboration with Dainippon, will continue to screen compounds in the ppGpp assays to identify novel lead compounds suitable for lead optimization.

THE RIBOGENE RESEARCH PROGRAMS; ANTIFUNGAL PROGRAM

  FUNGAL INFECTIONS

     Systemic fungal infections are a serious and growing problem. Infections by fungi or yeasts are frequently caused by Candida albicans, a yeast which is commonly found in the intestinal tract and on mucosal linings of healthy individuals. This yeast also causes thrush (sore throat), vaginitis, and life-threatening infections, particularly in individuals with weakened immune systems. Another frequent source of serious fungal infections is the Aspergillus genus, which the average person is exposed to on a regular basis. Healthy individuals resist Aspergillus infections, but after a severe illness or injury, this fungus can cause lung infections which can then spread throughout the body resulting in death. Many diseases and disease states (e.g., organ transplants, diabetes, cancer) of an aging and increasingly affluent population correlate with an increased susceptibility to systemic fungal infections, as do increasingly common medical practices such as use of broad-spectrum antibiotics, cancer chemotherapy and intensive-care unit support. C. albicans, the most common fungal pathogen, now accounts for 8-15% of all hospital-acquired infections, which represents a 480% increase over the last decade. Infections caused by C. albicans are a significant cause of morbidity and mortality, with median increased hospital stays of 30 days and estimates of death rates ranging from 30% to 80%. Aspergillus, a less common cause of fungal infection, results in a mortality rate estimated at greater than 50%.

  RIBOGENE'S ANTIFUNGAL PROJECTS

     Certain fungal translational mechanisms differ from those found in human cells and therefore provide opportunities for RiboGene scientists to identify translation targets specific to fungal pathogens. RiboGene believes that it may be possible to identify substances that interfere in fungal translation without significantly affecting human translation. The Company has identified several fungal pathogen specific translation mechanism targets and developed fungal-specific in vitro and whole cell assays. The hits identified in the primary high-throughput assays will be analyzed using secondary in vitro translational assays to confirm that the compounds interfere specifically with fungal translation without significantly affecting mammalian translation. If any compounds with the desired potency and selectivity are discovered, they are then assayed for their effects against pathogenic fungi in cell culture.

     The Company has designed and constructed a biochemical assay around certain targets essential to fungal growth and reproduction and is actively screening its compounds and those of its collaborative partners in these assays. For example, the Candida in vitro assay is designed to provide information on fungal translation by responding to inhibition of several steps within the translation pathway. The Company uses an in vitro screen to detect for inhibitors of these translation components. RiboGene has developed and scaled up this assay, as well as several others incorporating certain fungal targets, for high throughput screening.

     From April 1996 to April 1998, the Company, through a collaboration with Abbott Laboratories ("Abbott" and the "Abbott Collaboration"), worked towards the development of novel antifungal drugs. In February 1998, Abbott notified the Company of its termination of the Abbott Collaboration effective April

1998. The Company is seeking to establish a corporate collaboration for its antifungal program to replace the Abbott Collaboration.

THE RIBOGENE RESEARCH PROGRAMS; ANTIVIRAL PROGRAM

  VIRAL INFECTIONS AND HEPATITIS C

     Viruses are intracellular parasites that can only reproduce and proliferate within a living host cell. Viruses are composed of RNA or DNA genetic material enclosed in a protective viral coat. A virus reproduces by entering a host cell and releasing the genetic material which utilizes the host cell machinery to recreate itself. Unlike bacteria and fungi, viruses do not have their own cellular machinery to reproduce. The Company currently is focusing all of its antiviral efforts on HCV.

     HCV is recognized as a major cause of chronic hepatitis worldwide. According to the CDC, there are approximately four million HCV infected individuals in the United States, with up to 180,000 new cases occurring each year. The World Health Organization estimates that an additional 10 million individuals are infected with HCV in Europe and a total of 170 million people are infected worldwide. Hepatitis C accounts for 20% of all cases of acute hepatitis. Approximately 85% of HCV infected persons will develop chronic hepatitis, of which 20% will progress to liver cirrhosis. Chronic HCV infection can also lead to the development of hepatocellular carcinoma and liver failure. Currently, hepatitis C is responsible for an estimated 8,000 deaths annually, and without effective intervention that number is estimated to triple in the next 10 to 20 years. Hepatitis C is also a leading cause for liver transplantation in the United States.

  RIBOGENE'S HCV PROJECTS

     RiboGene's antiviral drug discovery program focuses on interfering with viral translation mechanisms important for viral replication. The Company is currently focusing its HCV efforts on two HCV pathogen specific translation mechanism targets, the HCV Internal Ribosome Entry Site ("HCV IRES"), and the interaction between a viral protein NS5A and a human protein kinase, RNA-activated enzyme ("PKR"), together known as HCV NS5A/PKR. The Company has considerable expertise in the area of HCV translation. Two members of the Company's Scientific Advisory Board ("SAB"), Dr. Nahum Sonenberg and Dr. Michael Katze, are responsible for certain important discoveries that have significantly aided the Company's HCV efforts. Dr. Sonenberg was a co-discoverer of the IRES mechanisms, and Dr. Katze published his findings on the interaction of interferon-induced PKR and NS5A. Based in part on discoveries made by Dr. Sonenberg, Company scientists have developed translation-based assays incorporating certain viral IRES elements, including the HCV IRES. The Company has screened compounds in these assays. In April 1997, the Company licensed the rights to the HCV discovery made by Dr. Katze from the University of Washington. The Company is currently incorporating the findings of Dr. Katze and is developing an assay designed to identify inhibitors of the interaction between NS5A and interferon-induced PKR. See "Risk Factors -- Dependence on Patents and Proprietary Rights."

     HCV Internal Ribosome Entry Site (HCV IRES) Project. An IRES is a special structure within HCV that enables the virus to manipulate a human cell's translation process. Viruses with defective IRES elements replicate poorly which, the Company believes, demonstrates that a loss of IRES function is damaging to virus replication. RiboGene believes that drugs which affect IRES function may have similarly damaging effects on viruses with minimal side effects on human protein synthesis because humans do not utilize IRESs to initiate translation. At the current time, the Company is focusing all of its HCV efforts on the NS5A/PKR project.

     HCV NS5A/PKR Project. PKR plays an important role in defending cells against many kinds of viral infections. PKR regulates protein synthesis in infected cells, thereby preventing the production of new viruses. Many viruses, including HCV, have evolved certain defense mechanisms against PKR. RiboGene believes that if a drug protects PKR against the HCV defense mechanisms it may be an effective HCV therapeutic because it will enable the human enzyme to exert its natural anti-HCV effect. The work published by Dr. Katze suggests that the HCV protein NS5A confers interferon resistance by blocking the action of PKR.

     The Company is working to discover novel therapeutics that protect PKR from this viral protein in the belief that such therapeutics could increase the efficacy of interferon treatment. The Company also believes that it may be possible that a compound with this activity might even allow the efficacious use of lower doses of interferon, thereby reducing the side effects of high-dose interferon therapy or increasing patient compliance to interferon therapy. The target has undergone validation and is in the assay development stage. RiboGene scientists are determining the optimal translational assay system to identify inhibitors of the HCV NS5A/PKR interaction. The Company is currently seeking corporate partners to continue the development of the HCV targets.

THE RIBOGENE DEVELOPMENT PROGRAM

  EMITASOL

     The Company acquired the rights to Emitasol from Hyline Laboratories, Inc. in 1994. The Company, in conjunction with Roberts, is developing Emitasol for two indications; diabetic gastroparesis and delayed onset emesis associated with chemotherapy. See "-- Collaborative and Research Agreements."

     Diabetic gastroparesis. For some diabetics, proper digestion may be difficult. Variable blood glucose levels may lead to a condition known as gastroparesis or stomach paralysis. Gastroparesis can result in general loss of appetite, nausea and vomiting, and in some cases severe dehydration. Many prescription medications are used to treat gastroparesis, including bethanecal, cisapride and erythromycin. Each of these drugs has limited effectiveness and has side effects. Metoclopramide tablets are approved for treating gastroparesis. The Company believes that the intranasal form of metaclopramide may provide diabetics with gastroparesis an easier route of administration and better patient compliance. The Company intends to study the control of diabetic gastroparesis in a phase III clinical trial which it expects to initiate by mid 1999. Positive results in these trials may allow for the submission of a New Drug Application ("NDA") to the United States Food and Drug Administration ("FDA"), which the Company expects may occur in 2000.

     Delayed onset emesis. Nausea and vomiting (emesis) are common side effects of cancer chemotherapy. Chemotherapy-induced emesis is considered to occur in two phases: acute (within 24 hours of the initiation of chemotherapy) and delayed (on the second and subsequent days). Several drugs have been approved by the FDA for preventing nausea and vomiting associated with emetogenic chemotherapy, including injectable forms of ondansetron, granisetron, and metoclopramide. Ondansetron and granisetron are representatives of a newer class of drugs called serotonin antagonists or setrons, and are considered highly effective in controlling acute chemotherapy-induced emesis. There are conflicting reports, however, about the efficacy of serotonin antagonists in controlling delayed onset emesis. There are in fact no FDA-approved treatments specifically for delayed onset emesis. Increasing numbers of these patients are being treated as outpatients and experience delayed onset emesis when they are no longer under the immediate care of a medical professional. Any medication for such emesis should therefore be suitable for self-administration by the patient. Injectable medications are unlikely to be suitable in this context. It appears that current practice is to provide patients initially with oral antiemetics in tablet form. Tablets are not, however, particularly suitable for patients who are nauseous and may vomit.

     Prior clinical trials for Emitasol have demonstrated that metoclopramide is absorbed and effective when given intranasally. Phase I trials indicated that the overall amount of metoclopramide which reaches the plasma is very similar whether the drug is given intranasally, intravenously or orally. Given the similarity in uptake of the three dosage forms, similarity might also be expected in their clinical performance. For acute emesis the expected similarity in performance has been demonstrated for the intranasal and intravenous dosage forms: in a prior phase III study, Emitasol provided protection against acute emesis comparable to that previously reported for intravenous metoclopramide. RiboGene therefore anticipates that intranasal metoclopramide may be effective for controlling delayed onset emesis, an activity suggested for oral metoclopramide in the clinical literature.

     According to the American Cancer Society, about 1.3 million new patients are diagnosed with cancer in the United States each year, many of which are treated with chemotherapy. Chemotherapy is typically administered as a series of separate courses over a period of several months. In total, therefore, the number of courses of chemotherapy administered to cancer patients each year in the United States is estimated to be over a million. Additionally, according to the Center for Disease Control, there are 16 million diabetics in the United States, of which 40 to 50 percent may show signs of gastroparesis.

     Although the Company is currently conducting a Phase III clinical trial of Emitasol for the treatment of diabetic gastroparesis, substantial additional development, clinical testing and investment will be required prior to seeking any regulatory approval for commercialization of this product. There can be no assurance that clinical trials of Emitasol will demonstrate the safety and efficacy of such product to the extent necessary to obtain regulatory approvals for the indications being studied, or at all. The failure to demonstrate adequately the safety and efficacy of Emitasol could delay or prevent regulatory approval of the product.

COLLABORATIVE AND RESEARCH AGREEMENTS

  THE DAINIPPON AGREEMENTS

     In January 1998, the Company entered into a research agreement with Dainippon in connection with the Company's two principal antibacterial targets, deformylase and ppGpp degradase. Pursuant to the research agreement, Dainippon and the Company agreed to collaborate in a research program directed at accelerating the discovery of antibacterial drugs that have activity against either of these two bacterial specific targets. Dainippon has agreed to provide certain antibacterial research and development support internally at Dainippon and research reimbursements ($2.0 million of which support was received in 1998 and another $2.0 million for the 1999 research year was received in February
1999) over a three-year period, subject to extension upon mutual agreement by both parties. Pursuant to the terms of the research agreement, the duties and responsibilities of Dainippon and RiboGene are determined by a research committee comprised of representatives from both companies. RiboGene's initial responsibilities include assay development and lead discovery. Both parties are responsible for in vitro testing against pathogens and lead optimization. Dainippon is responsible for in vivo evaluation and preclinical development. Dainippon may terminate the research agreement at any time after January 27, 1999 upon 180 days' written notice to the Company.

     Also in January 1998, the Company entered into a license agreement with Dainippon. Pursuant to the license agreement, the Company granted Dainippon exclusive, worldwide rights to develop and market any and all antibacterial products discovered by the parties during the joint research collaboration to have activity against deformylase or ppGpp degradase. Under the terms of the license agreement, Dainippon has responsibility for all development activities necessary to commercialize potential lead compounds resulting from the Dainippon Collaboration, including preclinical testing, clinical development, submission for regulatory approval, manufacturing and marketing. The Company is entitled to receive milestone payments of up to $10.0 million for each product developed upon the achievement of mostly late-stage clinical and regulatory milestones, consisting of up to $5.0 million through approval in Japan and up to $5.0 million through approval in a major market other than Japan, and royalties on worldwide sales of any products that may result from such collaboration. The Company also has an option in Europe and the United States to co-promote any products resulting from the Dainippon Collaboration. If the Company elects to co-promote, it will receive a co-promotion fee, in addition to royalties on product sales, equal to at least the fully-burdened cost of each of the Company's sales representatives that promote the products, plus an additional co-promotion fee.

     In connection with the Dainippon Collaboration, the Company and Dainippon entered into a stock purchase agreement to purchase shares of Series G preferred stock, pursuant to which Dainippon made an initial equity investment in the Company of $2.0 million by purchasing 756,144 shares of the Company's Series G Preferred Stock, which automatically converted into 53,988 shares of Common Stock upon the closing of the Company's Offering. Dainippon also received certain registration rights with respect to the Dainippon Shares. In exchange for an increase in the royalty rate to be received by RiboGene, the Company issued an additional 230,000 shares of common stock to Dainippon in September 1998. There can be no assurance that the Company or Dainippon will be successful in developing or commercializing any drugs or products under the Dainippon Agreements. As such, there can be no assurance that any milestones will be achieved or that any royalties contemplated by the Dainippon Agreements will ever be made. There can be no assurance that the Dainippon Agreements will not be terminated by Dainippon prior to their expiration. See "Risk Factors -- Dependence on Collaborative Relationships; Funding of Programs."

  THE ROBERTS AGREEMENT

     In July 1998, the Company entered into an option and license agreement with Roberts for the development of Emitasol, for treatment of diabetic gastroparesis and delayed onset emesis in cancer chemotherapy patients. In addition, Roberts made a $10.0 million equity investment in RiboGene by purchasing 1,428,572 shares of Series A non-voting convertible preferred stock at $7.00 per share. Holders of the Series A non-voting convertible preferred stock are entitled to non-cumulative dividends, when and if declared by the Board of Directors, and have a liquidation preference, prior to any declared dividends equal to the original issue price of $7.00 per share. The Series A non-voting convertible preferred stock is convertible into common stock on a one-for-one basis, provide, however, that on or following each of the first three annual anniversary dates of the stock issuance, the holders of the Series A preferred stock only convert up to 33%, 50% and 100% of their shares, respectively. Additionally, Roberts may request that the Company register up to 20% of the converted shares in any twelve month period. Under the terms of the option and license agreement, Roberts will conduct clinical trials using Emitasol and, if those are successful, submit an NDA for Emitasol. If FDA regulatory approval is obtained, Roberts will have 60 days to exercise an exclusive option for a license to market Emitasol in North America. Roberts has agreed to make a payment to RiboGene of up to $10.0 million upon the exercise of the option and to pay a royalty on product sales. RiboGene will provide up to $7.0 million in funding for the development of Emitasol through completion of Phase III trials and the submission of an NDA, with the balance, if any, provided by Roberts.

  RESEARCH AGREEMENTS

     EnzyMed, Inc. In July 1998, the Company entered into a material transfer, screening and collaboration agreement with EnzyMed (the "EnzyMed Agreement"), a chemistry company that specializes in the synthesis, optimization and identification of pharmaceutical compounds. EnzyMed's proprietary technology integrates interactive enzymatic and microbial reactions with selected chemical synthesis to create libraries of diverse compounds. The Company is in the process of screening the compounds provided by EnzyMed in certain of its assays. Upon receipt of samples from EnzyMed, the Company has four months to test the compounds in certain of its assays. In the event RiboGene identifies a compound that meets certain criteria, the parties will develop a mutually agreed plan for the development of that compound. Future revenues, if any, resulting from the sale of any compound discovered as part of this collaboration will be shared by each party according to a predetermined formula. This agreement may be terminated at any time upon written notice by either party. Termination would take effect 30 days after the end of any current four month screening period.

     ArQule, Inc. In September 1997, the Company entered into a Material Transfer and Screening Agreement with ArQule, a combinatorial chemistry company (the "ArQule Agreement"), which grants the Company access to ArQule's proprietary combinatorial chemistry libraries (the "ArQule Compounds"). The Company has screened and intends to continue to screen the ArQule Compounds in certain of its assays. If the Company detects activity in one or more of the ArQule Compounds and such compounds have not already been licensed to a third-party, the Company will have the opportunity to negotiate a collaboration agreement for such compounds. The ArQule Agreement has an initial six-month term with automatic six-month renewal periods, unless earlier terminated by either party. At this point, the Company is not obligated to expend additional funds for development of compounds under this agreement. The agreement can be terminated by the Company upon 30 days notice, without any further obligation.

     Georgia State University. In March 1995, the Company entered into an assignment agreement with Georgia State University Research Foundation ("GSU") for the transfer of rights to certain compounds synthesized at GSU that have shown activity in certain of the Company's antiviral assays. The agreement transfers to RiboGene all right, title and ownership to such compounds. In consideration for these rights, the Company paid to GSU a one-time fee of $10,000 and agreed to the payment of royalties to GSU from any sales of products which incorporate the assigned compounds.

  LICENSE AGREEMENTS

     Crinos Industria Farmacobiologica SpA ("Crinos"). In January 1994, as part of its acquisition of Emitasol and certain other intranasal products from Hyline Laboratories, Inc., RiboGene entered into a license agreement with Crinos. The agreement grants Crinos an exclusive license to manufacture and market Emitasol in Italy. The Company will receive a royalty on net sales of Emitasol, if any, in Italy. The agreement expires 10 years after the first commercial sale in Italy subject to automatic renewal for three-year periods. In October 1996, the agreement was amended to grant Crinos a non-exclusive world-wide license to manufacture Emitasol. The amendment provides that RiboGene will receive additional royalties on all supply arrangements between Crinos and any licensees of RiboGene to Emitasol. RiboGene may terminate the license agreement in the event Crinos fails to pay certain minimum royalties. RiboGene also retains the right to all data generated by Crinos on Emitasol, including clinical and manufacturing information.

     Crinos has received governmental approval to market Emitasol in Italy. RiboGene believes that Crinos plans to launch this product under the tradename Pramidin by the middle of 1999. Pramidin will be marketed in two dosage forms under the names Pramidin 10 (200 mg of active ingredient) and Pramidin 20 (400 mg of active ingredient).

     CSC Pharmaceuticals Handels GmbH ("CSC"). In April 1997, the Company entered into an agreement with CSC. The agreement grants CSC an exclusive license to market and sell Emitasol in Austria, Poland, Bulgaria, the Czech Republic, Slovakia, Hungary, Rumania, the Community of Independent States and eight other eastern European countries. CSC has agreed to pay a royalty to the Company based on net sales within the countries listed above. The agreement will expire on a country-by-country basis 10 years after the first commercial sale in that country. RiboGene can terminate the license if CSC does not obtain approval in any country contained in the agreement by April 16, 1999. CSC has filed for regulatory approval in Austria and the Czech Republic.

     University of Washington. In April 1997, the Company entered into an agreement with the University of Washington, which was amended in October 1997, pursuant to which RiboGene received an exclusive worldwide license to certain patent rights and technology relating to the interaction of the hepatitis C virus NS5A protein and PKR. Under the agreement, the Company paid an upfront license fee and has agreed to pay a quarterly license maintenance fee and a milestone payment of $250,000 due upon the approval of an NDA for a compound developed using the licensed patent rights. See "Risk Factors -- Dependence on Patents and Proprietary Rights."

  THE ABBOTT COLLABORATION

     From April 1996 to April 1998, RiboGene had a collaboration with Abbott Laboratories, Inc. to discover and develop antifungal drugs. Pursuant to the agreement with Abbott, the Company granted Abbott exclusive worldwide rights to develop and market any and all antifungal products discovered through the Abbott-sponsored collaborative research program. From May 1996 to April 1998, Abbott funded a significant portion of the costs associated with the Company's antifungal program. As of December 31, 1998, the Company had realized $3.5 million in research support revenues from Abbott. As a result of Abbott's termination of the Abbott Collaboration, effective April 8, 1998, Abbott reimbursed the Company an additional $177,000 (included in research support revenues for 1998) for all irrevocably committed research costs for the project prior to termination that were not covered by previous research support payments. In addition, each party to the agreement is obligated to return to the other proprietary and confidential information and know-how of such other party in its possession, and each party is entitled to retain copies of any technical or other information which was solely or jointly generated as a direct result of the Abbott Collaboration. The Company is seeking to establish a corporate collaboration for its antifungal program to replace the Abbott Collaboration. However, there can be no assurance that the Company will be successful in such efforts.

PATENTS AND PROPRIETARY RIGHTS

     The Company believes that patents and other proprietary rights are important to its business. The Company's policy is to file patent applications to protect technology, inventions and improvements to its inventions that are considered important to the development of its business. The Company's commercial success will depend, in part, on its ability, and the ability of any licensors, to obtain patent protection for its products and technologies, both in the United States and in other countries. The patent positions of pharmaceutical and biotechnology firms can be highly uncertain and involve complex legal and technical questions for which important legal principles are largely unresolved issues; thus making it difficult to predict the breadth of claims which would be found allowable in any particular case.

     The Company owns two provisional applications, a pending patent application and certain corresponding foreign applications relating to its antibacterial drug discovery program; two issued U.S. patents, and certain corresponding foreign applications, and an issued Austrian patent relating to its antifungal drug discovery program; and an issued United States patent, a pending United States patent application and certain corresponding foreign applications relating to its antiviral drug discovery program. See "Risk Factors -- Dependence on Patents and Proprietary Rights."

     The Company is an assignee, along with McGill University, of an issued U.S. patent and a pending U.S. patent application generally relating to translational control of gene expression. The Company is an exclusive licensee under a University of Washington pending United States application and certain corresponding foreign applications directed to HCV NS5A/PKR. There can be no assurance that any of these patent applications, or any patent applications which the Company may acquire in the future, will issue as patents, that any such issued patents will afford adequate protection to the Company or not be challenged, invalidated, circumvented or infringed, or that any rights granted under such patents will afford competitive advantages to the Company.

     In addition to patent protection, the Company also relies to a significant extent upon trade secret protection for its confidential and proprietary information, including many of the Company's key discovery technologies. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology. To protect its trade secrets, it is RiboGene's policy to require its employees, consultants, SAB members and parties to collaboration and licensing agreements to execute confidentiality agreements upon the commencement of employment, the consulting relationship or the collaboration or licensing arrangement, as the case may be, with RiboGene. In the case of employees, the agreements also provide that all inventions resulting from work performed by them while employed by RiboGene will be the exclusive property of RiboGene. In the case of SAB members, the agreements also provide that any confidential information that results from work performed for RiboGene will be the exclusive property of RiboGene. The Company will continue to require its employees, consultants, SAB members, collaborators and licensees to execute confidentiality agreements and inventions assignment agreements (in the case of its employees) upon the commencement of employment, the consulting relationship or the collaboration or license with the Company. There can be no assurance, however, that these agreements will not be breached or that they will provide meaningful protection of the Company's trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information, that the Company can meaningfully protect its rights in such unpatented proprietary technology through other means, that any obligation to maintain the confidentiality of such proprietary technology will not be breached by employees, consultants, advisors, collaborators, licensees or others, or that others will not independently develop the same or substantially equivalent technology. The loss of trade secret protection of any of the Company's key discovery technologies would materially and adversely affect the Company's competitive position and could have a material adverse effect on the Company's business, financial condition and results of operations. Finally, disputes may arise as to the ownership of proprietary rights to the extent that outside collaborators, licensees or consultants apply technology information developed independently by them or others to Company projects or apply Company technology to other projects and, if adversely determined, such disputes would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company had acquired intellectual property that falls outside the field of infectious diseases and translational control. These acquired products include Emitasol, for emesis associated with chemotherapy, Migrastat, for migraine, and intranasal benzodiazepines for various conditions such as anxiety, seizures, panic attacks and sleep disorders. The Company has licensed rights to Emitasol in North America, Italy, Austria and certain former Eastern European countries. The Italian licensee received approval to market Emitasol in Italy. There can be no assurance that the other foreign licensees, or future licensees, will obtain the necessary regulatory approvals to market Emitasol, or that, in the event such approvals are obtained, that Emitasol will achieve market acceptance in such countries, or that the Company will ever realize royalties on sales of Emitasol in such countries.

     In April 1997, the Company entered into an agreement with CSC Pharmaceuticals Ltd., of Vienna, Austria for the sale and distribution of Emitasol in Austria, Eastern Europe and the Russian Federation. Under the terms of the agreement, CSC was obligated and has filed for regulatory approval in Austria on its behalf. CSC filed for approval in Austria in 1997 and in the Czech Republic in 1998. In a separate agreement, the Company's Italian License, Crinos, has agreed to manufacture Emitasol for CSC and any other licensees. There can be no assurance that CSC will obtain approval in Austria or that if approval is obtained, CSC will file for and obtain approval in the other countries.

COMPETITION

     The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Many of the drugs which the Company is developing will be competing with existing therapies. In addition, a number of companies are pursuing the development of pharmaceuticals which target the same diseases and conditions the Company is targeting, using technology similar to the RiboGene technology, as well as alternative discovery technologies, including antisense, gene therapy and genomics. The Company faces competition from pharmaceutical and biotechnology companies both in the United States and abroad. Many of the Company's competitors, particularly large pharmaceutical companies, have substantially greater financial, technical and human resources than the Company. In addition, unlike the Company, many of these competitors have experience in undertaking preclinical studies and clinical trials of new pharmaceutical products, obtaining the necessary regulatory approvals and manufacturing and marketing products. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competing products or technologies and may establish exclusive collaborative or licensing relationships with competitors of the Company.

     The Company believes that its ability to compete is dependent, in part, upon its abilities to create and maintain scientifically advanced technology and to develop and commercialize pharmaceutical products based on this technology, as well as its ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary technology or processes and secure sufficient capital resources for the expected substantial time period between technological conception and commercial sales of products based upon the Company's technology.

     There can be no assurance that the Company's competitors will not succeed in developing technologies and drugs that are more effective or less costly than any which are being developed by the Company or which would render the Company's technology and future drugs obsolete and noncompetitive. In addition, the Company's competitors may succeed in obtaining FDA or other regulatory approvals for drug candidates more rapidly than the Company. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before their competitors may achieve a significant competitive advantage, including certain patent and FDA marketing exclusivity rights that would delay the Company's ability to market certain products. There can be no assurance that drugs resulting from the Company's research and development efforts, or from the joint efforts of the Company and its existing or future collaborative partners, will be able to compete successfully with competitors' existing products or products under development or that they will obtain regulatory approval in the United States or elsewhere.

GOVERNMENT REGULATION

     Regulation by governmental authorities in the United States and other countries will be a significant factor in the production and marketing of any pharmaceutical products that ultimately may be developed by the Company. All of the Company's products will require regulatory approval by governmental agencies prior to commercialization. Therapeutic drug products intended for human use are subject to rigorous preclinical and clinical testing requirements and extensive review and approval procedures by the FDA in the United States and similar health authorities in other countries. Various statutes and regulations also govern or affect, among other things, the clinical testing, safety, efficacy, manufacturing, labeling, storage, record keeping, advertising and marketing and distribution of such products. Failure to comply with such regulations could result in, among other things, delays in obtaining required marketing authorizations, warning letters, recalls, suspension or termination of production, product seizures, injunctions, civil penalties and criminal prosecution.

     As it relates to its drug discovery efforts, the Company currently is engaged in the preliminary stages of drug discovery and does not expect to submit an application for FDA marketing approval of any therapeutic product drug for a number of years, if ever. Once the Company identifies a pharmaceutical candidate for potential commercial development, it will be subject to a lengthy and uncertain regulatory review process. The steps ordinarily required before a new biopharmaceutical product may be marketed in the United States include: (i) drug discovery and screening activities; (ii) preclinical testing; (iii) the submission to the FDA of an investigational new drug application (an "IND") which must become effective before clinical trials may commence; (iv) adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for its intended use; (v) the submission of an NDA to the FDA; and (vi) FDA review and approval of the NDA prior to any commercial sale or distribution.

     Preclinical testing includes laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the safety and efficacy of the product. Preclinical tests must be conducted in compliance with good laboratory practice regulations. The results of preclinical tests are submitted to the FDA as part of an IND. Unless the FDA objects to an IND, the IND will become effective 30 days following its receipt by the FDA. In addition, the FDA may, at any time, impose a clinical hold on an ongoing trial, requiring the suspension of the trial until the agency authorizes its re-commencement. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials or that such authorization will lead to ultimate FDA approval of a marketing application for the product.

     Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified principal investigators. Clinical trials must be conducted in accordance with good clinical practices under protocols submitted to the FDA as part of the IND. In addition, each clinical trial must be approved and conducted under the auspices of an Institutional Review Board ("IRB"), which will consider, among other things, ethical factors, the safety of the human subjects and the potential liability of the institution conducting the investigation.

     Clinical trials ordinarily are conducted in three sequential phases and generally take an average of five years, but may take longer. In certain cases the phases may overlap. Phase I represents the initial introduction of the drug to a small group of healthy subjects to test for safety, dosage tolerance, and the essential characteristics of the drug. Phase II involves studies in a limited number of patients to test the safety and efficacy of the drug at different dosages. Phase III trials involve large-scale evaluation of safety and effectiveness, usually (though not necessarily) in comparison with a placebo or an existing treatment. The results of the preclinical and clinical testing are submitted to the FDA in the NDA. In some cases, the FDA may require additional trials to be conducted following marketing approval to confirm safety and/or effectiveness. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all, with respect to any potential products that may be developed by the Company, its collaborators or future collaborators. Furthermore, the FDA may suspend clinical trials at any time if it decides that patients are being exposed to a significant health risk.

     All data obtained from a comprehensive development program are submitted as an NDA to the FDA. Although the FDA is required by law to review applications within 180 days of their filing, in practice longer times are typically required. Review generally takes an average of at least 15 months but may take longer. The FDA frequently requests that additional information be submitted requiring significant additional review time.

     Any potential products of the Company will be subject to demanding and time-consuming NDA or similar approval procedures in countries where the Company intends to market its products. Such regulations vary country by country.

     The process of obtaining required FDA marketing approvals, including a review of manufacturing process and facilities used to produce such products, can be costly, time consuming and subject to unanticipated delays. The FDA may refuse to approve an application if it believes that applicable regulatory criteria are not satisfied. The FDA may also require additional testing of a drug product as a condition of marketing approval. There can be no assurance that approvals of any potential products that may be developed by the Company and its collaborative partners will be granted on a timely basis, if at all. Even if granted, marketing approval will be limited to specific therapeutic indications, and the Company and its collaborative partners will be subject to periodic inspection for compliance with good manufacturing practices and other applicable regulatory requirements relating to labeling, advertising, record keeping, and reporting to FDA of adverse experiences and other information.

     In order to export any drug outside of the United States prior to FDA approval to market in the United States, the Company must submit an export permit application to the FDA. Whether or not FDA approval is obtained, approval of a potential product by comparable regulatory authorities may be necessary in other countries prior to marketing such product in such countries. The review and approval procedures vary from country to country, can involve additional testing and the time required may differ from that required for FDA approval. In addition, product licensing, pricing and reimbursement requirements vary widely from country to country. There can be no assurance that the Company will meet and sustain any such requirements.

     The Company's research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive materials. The Company is subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any liability could exceed the resources of the Company. See "Risk
Factors -- Uncertainties Related to Clinical Trials" and "-- Government Regulation and Need for Product Approvals."

SCIENTIFIC ADVISORS

     The Company has established an SAB consisting of individuals with expertise in translational biochemistry, particularly as it relates to bacteria, fungi, and viruses. The Company is dependent on its SAB members, who conduct research in cooperation with the Company and provide the Company with access to technology developed by them. The potential success of the Company's drug discovery programs depends in part on continued collaborations with these advisors. The Company and various members of its management and research staff rely heavily on the SAB for new translation-based targets and for expertise in translation research. The Company has entered into agreements with its SAB members which provide for confidentiality of the Company's proprietary information. The agreements also provide that any confidential information that results from work performed for the Company is the exclusive property of the Company. However, the Company may not have rights to developments, publications or the results of any research conducted by these advisors, which may adversely affect the Company. See "Risk Factors -- Dependence on Scientific Advisors."

     The SAB holds meetings at least twice a year, and SAB members consult with and meet informally with the Company and with each other on a more frequent basis. The Company also has entered into independent consulting agreements with certain of its SAB members pursuant to which such SAB members provide additional services in the discovery and development of pathogen specific translation mechanism-targeted therapeutics on a per project basis. In consideration for services provided to the Company, each independent consultant is paid a retainer and may receive stock options pursuant to the consulting agreements. The members of the SAB are as follows:

     JOE B. HARFORD, PH.D., Chairman of the SAB, has served on the SAB since July 1997. Dr. Harford serves as Associate Director of the National Cancer Institute ("NCI"). In his current position Dr. Harford plays a role in shaping the course of the NIH in several areas. He is an editor of several books related to Molecular Biology and has over 100 scientific publications. Prior to joining the NCI, Dr. Harford was the

Director of New Drug Discovery at RiboGene from 1993 to 1996. Prior to that, Dr. Harford held various research and managerial positions at the NIH from 1979 to 1993. Dr. Harford holds a B.S. degree in Chemistry from Ohio University, and a Ph.D. degree in Biochemistry from the University of Maryland School of Medicine. Dr. Harford has been active in the translation field for over 10 years.

     JOHN HERSHEY, PH.D., has served on the SAB since November 1992. Dr. Hershey, Professor and Chairman, Department of Biological Chemistry, University of California, Davis. Dr. Hershey has conducted extensive research relating to translation factors and mechanisms in many species, including humans, bacteria, fungi, plants and sea urchins. He has 168 scientific publications (30 in the last five years) and has served on the editorial board of several journals, with current positions at BioChemie and Gene Expression. Dr. Hershey also is a co-editor of the book Translational Control (1996), which is a definitive text in the field. He received his B.S. degree from Haverford College and his Ph.D. degree from Harvard University. Dr. Hershey has been active in the translation field for over 35 years.

     ALAN HINNEBUSCH, PH.D., has served on the SAB since January 1993. Dr. Hinnebusch is Chief, Laboratory of Eukaryotic Gene Regulation, National Institute of Child Health and Human Development. Dr. Hinnebusch's research interests include translational control mechanisms in fungi and mammals. He has devised methods for cloning many translation factor genes from fungi and mammals and this work has led to a much greater understanding of how the translation initiation process works. Dr. Hinnebusch has 76 scientific publications (28 in the last five years) and has served on the editorial board of several journals, with current positions at Molecular & Cellular Biology, Microbiological Reviews and Genetics. He received his B.S. degree from the University of Dayton and his Ph.D. degree from Harvard University. Dr. Hinnebusch has been active in the translation field for over 10 years.

     ADAM GEBALLE, M.D., has served on the SAB since December 1992. Dr. Geballe is an Associate Member in Molecular Medicine and Clinical Research, Fred Hutchinson Cancer Research Center and Associate Professor of Medicine. Dr. Geballe's research interests include translational control of viral gene expression and translation termination in eukaryotes. He has 26 scientific publications (nine in the last five years) and serves as Associate Editor on the Journal of Infectious Diseases. Dr. Geballe is certified by the American Board of Internal Medicine with a Subspecialty of Infectious Disease. He received his B.A. degree from Stanford University and his M.D. degree from Duke University. Dr. Geballe has been active in the translation field for over 10 years.

     MICHAEL KATZE, PH.D., has served on the SAB since October 1992. Dr. Katze, Professor, Department of Microbiology, University of Washington and Associate Director for Scientific Affairs at the Regional Primate Research Center, has conducted extensive research relating to translational control by several viruses, including HCV, influenza, and HIV, and regulation of cellular translation and growth by PKR. Dr. Katze devised the Company's current model of interferon resistance in HCV. He also was involved in the development of an alternative animal model for HIV infection. He has 83 scientific publications (38 in the last five years) and serves on the editorial boards of Interferon and Cytokine Research. He received his B.A. in Biology from Boston University and his M.S. degree and Ph.D. degree from Hahnemann Medical College and Hospital. Dr. Katze has been active in the translation field for over 15 years.

     DAVID MORRIS, PH.D., has served on the SAB since October 1992. Dr. Morris, Professor, Department of Biochemistry, University of Washington, has conducted extensive research relating to polyamine biochemistry, translational control mechanisms and growth control regulation of translation in mammalian cells. He has 113 scientific publications (14 in the last five years). He received his B.A. degree from the University of California at Los Angeles and his Ph.D. degree from the University of Illinois. Dr. Morris has been active in the translation field for over 25 years.

     MICHAEL MATHEWS, PH.D., has served on the SAB since April 1993. Dr. Mathews, Professor and Chairman of the Department of Biochemistry and Molecular Biology at the New Jersey Medical School, has conducted extensive research relating to translational control mechanisms by viruses, including HIV, adenovirus and hepatitis D virus, and regulation of cellular translation and growth by PKR. He has 152 scientific publications (47 in the last five years), and has served on the editorial board of several journals, with current positions at Genes & Development and Journal of Virology. He also is a co-editor of the book

Translational Control (1996), which is a definitive text in the field. He received his B.A. degree and Ph.D. degree from Cambridge University. Dr. Mathews has been active in the translation field for 30 years.

     NAHUM SONENBERG, PH.D., has served on the SAB since October 1992. Dr. Sonenberg, Professor, Department of Biochemistry and McGill Cancer Center, McGill University, has conducted extensive research relating to translation factors and mechanisms in many species, including humans, fungi and viruses. Most of his work has been focused on translational control of mammalian cell growth, translational control by viruses, including HCV, HIV and rhinovirus and the initiation phase of translation. Dr. Sonenberg was one of the co-discoverers of viral IRES elements. He has 193 scientific publications (68 in the last five years) and has served on the editorial board of several journals, with current positions at Molecular & Cellular Biology, Gene Expression, Journal of Virology and RNA. He is also a co-editor of the book Translational Control
(1996), which is a definitive text in the field. He received his B.Sc. degree and M.Sc. degree from Tel-Aviv University and his Ph.D. degree from the Weitzman Institute of Science. Dr. Sonenberg has been active in the translation field for almost 25 years.

     There can be no assurance that the Company will be able to maintain its consulting arrangements with its SAB members or that such advisors will not enter into consulting arrangements with competing pharmaceutical or biotechnology companies, any of which would have a detrimental impact on the Company's research objectives and could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors -- Dependence on Scientific Advisors."

EMPLOYEES

     At December 31, 1998, the Company had 40 full-time employees. Twenty-seven of the Company's employees are engaged in, or directly support, the Company's research and development activities. Of the employees engaged in research and development activities, fourteen hold Ph.D. degrees. The Company considers relations with its employees to be good. None of the Company's employees is covered by a collective bargaining agreement.

     The Company's success will depend in large part on its ability to attract and retain key employees and scientific advisors. The Company's potential growth and expansion into areas and activities requiring additional expertise, such as chemistry, are expected to place increased demands on the Company's management skills and resources. These demands are expected to require a substantial increase in management and scientific personnel and the development of additional expertise by existing management personnel. Accordingly, recruiting and retaining management and operational personnel and qualified scientific personnel to perform research and development work in the future will also be critical to the Company's success. There can be no assurance that the Company will be able to attract and retain skilled and experienced management, operational and scientific personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies, universities and other research institutions for such personnel. The failure to attract and retain such personnel or to develop such expertise could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors -- Dependence on and Need for Additional Key Personnel" and "Management."

                                  RISK FACTORS

HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY.

     RiboGene, Inc. is a drug discovery company that has experienced operating losses every year since its inception. At December 31, 1998, the Company had an accumulated deficit of approximately $42.3 million. The Company expects to continue to incur substantial and increasing operating losses for at least the next several years as it expands its research and development activities, begins clinical trials of its products and acquires products and technologies.

     Neither the Company nor its collaborative partners have, except for Emitasol, which is approved in Italy and will begin Phase III testing in the U.S., developed products that have generated any revenues to the Company or entered clinical trials with any potential products developed with or in-licensed from the Company that may lead to revenues to the Company, if successful. To date, substantially all of the Company's revenues have resulted from payments under research and license agreements, and grants from a governmental agency. Payments from collaborators, payments under governmental grants and investment income are expected to be the only sources of revenue for the foreseeable future. Significant royalties or other revenues from commercial sales of products, if any, are not expected for a significant number of years, if ever. To achieve profitable operations, the Company, alone or with others, must successfully discover and identify or in-licensed drug candidates suitable for testing in humans and use these discoveries to develop products, conduct preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture, introduce and market such products. There can be no assurance that any of these requirements to achieve profitability will be met.

     The aggregate amount of future net losses and the time required by the Company to reach or sustain profitability are highly uncertain. There can be no assurance that the Company will ever be able to generate product revenue or achieve profitability on a sustained basis or at all.

EARLY STAGE OF DEVELOPMENT; UNCERTAINTY OF PRODUCT DEVELOPMENT.

     RiboGene's drug discovery and development programs are at an early stage of development. RiboGene does not expect that any drugs resulting from its research and development efforts will be commercially available for a significant number of years, if at all. Although the Company was organized in 1989, the Company only began in January 1993 to focus its research and development efforts on the identification of novel leads for antiinfective drugs, initially focusing on the identification of antifungal and antiviral drugs. The Company's research efforts were expanded in 1996 to include the identification of novel leads for antibacterial drugs. To date, the Company has conducted only limited research and development activities and has not completed the selection of any lead compounds for drug development. None of the Company's potential lead compounds from its drug discovery efforts has advanced to the stage of preclinical or clinical trials. The Company's leads for potential drug candidates will be subject to the risks and failures inherent in the development of pharmaceutical products based on new technologies. These risks include, but are not limited to, unanticipated problems relating to product development, testing, regulatory compliance, manufacturing, third party patents, marketing and competition, and additional costs and expenses that may exceed current estimates. Products, if any, resulting from the Company's research and development programs will require significant additional research and development efforts, and extensive preclinical studies and clinical trials will be required prior to submission of any regulatory application for commercial use. There can be no assurance that the Company, or its current or any future collaborative partners, will be permitted to undertake clinical trials of any potential products, if developed, that sufficient numbers of patients can be enrolled for such trials or that such clinical trials will demonstrate that the products tested are safe and efficacious. Any or all of the Company's proposed products may prove to have undesirable and unintended side effects or other characteristics that may limit or prevent their commercial use.

     Even if clinical trials are successful, there can be no assurance that the Company or any collaborative partner will obtain regulatory approval for any product, that any approved product can be produced and distributed in commercial quantities at reasonable costs or gain acceptance for use by physicians and other health care providers, or that any potential products will be marketed successfully at prices that would permit the Company to operate profitably. The failure of any of these events to occur would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- The RiboGene Approach," "-- The RiboGene Research Programs,"
"-- The RiboGene Development Program" and "-- Government Regulation."

NEED FOR ADDITIONAL CAPITAL; UNCERTAINTY OF ADDITIONAL FUNDING.

     The Company expects negative cash flow from operations to continue for the foreseeable future. The Company will require substantial additional funds to continue and expand its research and development activities, conduct preclinical studies and expand administrative capabilities. The Company estimates that at its planned rate of spending, existing cash and cash equivalents, and short-term investments, revenue from the research and development collaboration with Dainippon, and interest income will be sufficient to allow the Company to maintain its current and planned operations through mid-2001. There can be no assurance, however, that the Company's assumptions regarding its future level of expenditures and operating losses will prove to be accurate. The Company's future funding requirements will depend on many factors, including: any expansion or acceleration and the breadth of the Company's research and development programs; the results of research and development, preclinical studies and clinical trials conducted by the Company or its collaborative partners or licensees, if any; the acquisition or licensing of technologies or compounds, if any; the Company's ability to maintain existing and establish new corporate relationships and research collaborations; the Company's ability to manage growth; competing technological and market developments; the time and costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims; the receipt of licensing or milestone fees from its current or future collaborative and license arrangements, if established; the continued funding of governmental research grants; the timing of regulatory approvals; and other factors.

     The Company will need to raise substantial additional capital to fund its operations. Initially, the Company intends to seek such additional funding through collaborative arrangements and through public or private financings, including equity or debt financings. Any additional equity financing will be dilutive to existing stockholders, and any debt financing, if available, may involve restrictions on, among other things, the Company's ability to pay dividends on its capital stock or the manner in which the Company conducts its business. In addition, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require the Company to relinquish rights to technologies, product candidates or potential products that the Company would not otherwise relinquish. The Company has no commitments for any additional collaborations or financings, and there can be no assurance that any such collaborations or financings will be available to the Company when needed or, if available, on terms acceptable to the Company. The inability to obtain sufficient funds when needed may require the Company to delay, scale back or eliminate some or all of its research and development programs or cease operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON COLLABORATIVE RELATIONSHIPS; FUNDING OF PROGRAMS.

     The Company's strategy for the development, preclinical and clinical testing, manufacturing and commercialization of new drugs based on its research and development activities depends upon corporate partners, licensors, licensees and others. The Company expects to rely upon the performance of these outside parties to provide funding for its research programs, further develop lead compounds or potential product candidates, provide access to additional compound libraries, conduct preclinical studies and clinical trials, obtain regulatory approvals and manufacture and market any resulting products.

     In January 1998, RiboGene entered into the Dainippon Collaboration with Dainippon to discover and develop antibacterial drugs based on the two principal targets in the Company's antibacterial program. Pursuant to a license agreement and research agreement by and between the Company and Dainippon, dated January 27, 1998 Dainippon was granted exclusive, worldwide rights to develop and market any and all antibacterial products which have activity against either of these two specific bacterial targets, and which are discovered during the Dainippon-sponsored collaborative research program. Dainippon has the right to terminate the research agreement at any time after January 27, 1999 upon 180 days written notice to the Company. There can be no assurance that Dainippon will not terminate the research agreement prior to the expiration of its full three-year term.

     In April 1996, RiboGene established a collaboration with Abbott to discover and develop antifungal drugs. In February 1998, Abbott notified the Company of its termination of the Abbott Collaboration, effective April 1998. The Company is seeking to establish a corporate collaboration for its antifungal program to replace the Abbott Collaboration, however, there can be no assurance that the Company will be successful in such efforts. If the Company is not able to establish a corporate collaboration for its antifungal program, the Company may scale back or eliminate this program. The Company is currently funding the antifungal program from its own resources.

     The Company currently does not have a corporate partner for its antiviral research. The Company is seeking to establish a corporate collaboration or to obtain additional funding for its antiviral programs. However, there can be no assurance that the Company will be successful in such efforts. If the Company is not able to establish a corporate collaboration for its antiviral program, the Company may scale back or eliminate this program.

     The Company's revenues will be dependent on the success of the lead compounds and potential drug candidates developed through the Dainippon Collaboration and the approval and sale of Emitasol in conjunction with Roberts and the Company's other licenses and on the Company's ability to establish additional collaborations for its other programs. The failure of the Company to maintain the Dainippon or Roberts Collaboration or to enter into agreements with additional collaborators to provide research support, both financial and technical, and to develop, obtain regulatory approval for, and market products incorporating, the Company's discoveries would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that any such collaborators will commit sufficient development resources, technology, regulatory expertise, manufacturing, marketing and other resources towards developing, promoting and commercializing products incorporating the Company's discoveries. Further, competitive conflicts may arise among these third parties that could prevent them from working cooperatively with the Company. The amount and timing of resources devoted to these activities by such parties could depend on the achievement of milestones by the Company and otherwise generally will be controlled by such parties. In addition, the Company expects that its agreements with future collaborators will provide such collaborators with the right to terminate their agreements with the Company upon written notice to the Company. Any such termination would substantially reduce the likelihood that the applicable research program or any lead candidate or candidates would be developed into a drug candidate, would obtain regulatory approvals and would be manufactured and successfully commercialized. Therefore, any such termination could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Dainippon or Roberts Collaboration or any future collaborations will be successful in developing and commercializing products or that the Company will receive milestone payments or generate revenues from royalties sufficient to offset the Company's significant investment in research and development and other costs. There also can be no assurance that disputes will not arise in the future with the Company's collaborators, including with respect to the ownership of rights to any technology developed pursuant to the collaboration. These and other possible disagreements between collaborators and the Company could lead to delays or interruptions in, or termination of, collaborative research, development and commercialization of certain potential products or could require or result in litigation or arbitration, which could be time-consuming and expensive and could have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Need for Additional Capital; Uncertainty of Additional Funding" and "Business -- Collaborative and Research Agreements."

DEPENDENCE ON A SINGLE TECHNOLOGICAL APPROACH.

     The Company's research and development efforts are based solely on its pathogen specific translation mechanism targeted approach. The Company began to focus its research and development efforts on its pathogen specific translation mechanism approach to drug discovery in 1993. To date, the Company has not developed or commercialized any product or product candidates. While the Company has demonstrated that certain compounds have the ability to inhibit the activity of certain of the Company's pathogen specific translation mechanism targets, the Company has not proven that this activity can be utilized clinically as a therapeutic. There can be no assurance that the inhibitory activity demonstrated in existing screening will continue to be shown in further screening or drug discovery studies. There can be no assurance that the Company's technology platform will enable it to discover compounds that will lead to the development of drugs relevant to the treatment of infectious diseases. There is limited scientific understanding relating to the role of genes or translation in diseases. Relatively few products based on genetic discoveries and no drugs discovered using a translation-based discovery approach have been developed and commercialized to date. The Company's pathogen specific translation mechanism technology is still in early stages and will require significant further research, development and testing in order to validate translation generally, or pathogen specific translation mechanism targets specifically, as an effective method to discover new antiinfectives. In the event that the Company's pathogen specific translation mechanism approach is unsuccessful, the Company will be required to identify and license or acquire alternative technologies or compounds in order to develop leads or product candidates. To date, the Company has not identified, licensed or acquired alternative technologies or compounds that would allow it to develop leads or product candidates, and there can be no assurance that the Company would be able to do so in the future. Even if the Company is successful in identifying and developing lead compounds associated with specific diseases, there can be no assurance that the Company will be successful in marketing its discoveries to biopharmaceutical companies for use in the development of therapeutic products or that any such resulting products will receive regulatory approval or be manufactured or marketed successfully or that the Company will not be precluded from commercialization of drug discoveries by proprietary rights of third parties. See "-- Dependence on Patents and Proprietary Rights," and "Business -- Collaborative and Research Agreements."

DEPENDENCE ON PATENTS AND PROPRIETARY RIGHTS.

     The Company's commercial success will depend, in part, on its ability, and the ability of any licensor(s), to obtain patent protection for its products and technologies, both in the United States and in other countries. The patent positions of pharmaceutical and biotechnology firms can be highly uncertain and often involve complex legal and technical questions for which important legal principles are largely unresolved, thus making it difficult to predict the breadth of claims which would be allowable in any particular case. This uncertain situation is also affected by revisions to the United States patent law adopted in recent years to give effect to international accords to which the United States has become a party. The extent to which such changes in law will affect the obligations of the Company cannot be ascertained. The Company owns two provisional applications, a pending patent application and certain corresponding foreign applications relating to its antibacterial drug discovery program; two issued United States patents, a pending United States patent application and certain corresponding foreign applications and an issued Austrian patent relating to its antifungal drug discovery program; and an issued United States patent, a pending United States patent application and certain corresponding foreign applications relating to its antiviral drug discovery program. One of the coinventors of the Company-owned patent and patent applications relating to the antiviral drug discovery program is Michael Katze, Ph.D. Dr. Katze presently is a member of the Company's SAB and, at the time these applications were filed, was a consultant to the Company and a faculty member at the University of Washington. The Company has been in discussions with the University of Washington regarding a potential, partial ownership interest in the patent and the patent applications that Dr. Katze and the coinventors assigned to the Company. Such discussions are ongoing and may result in a determination that the University of Washington is a joint owner of the patent and patent applications, though the Company believes, after a review of the information available to date, that Dr. Katze, in his capacity as a consultant to the Company, properly assigned his rights to the Company. Nevertheless, in connection with these ongoing discussions, the Company has obtained an option for an exclusive, worldwide license under the University of Washington's potential ownership interest. The option is exercisable upon payment of a $25,000 fee, at which time the Company will have an exclusive license under terms that will include payments of $250,000 for each new drug application approval, minor royalty payments on future sales of products developed under the licensed patent rights and a percentage payment of sublicensing fees received by the Company, and certain other terms to be negotiated in good faith. The Company is an assignee, along with McGill University, of an issued U.S. patent and a pending U.S. patent application generally relating to translational control of gene expression. The Company is an exclusive licensee under a University of Washington pending United States application and certain corresponding foreign applications directed to HCV NS5A/PKR. There can be no assurance that any of these patent applications, or any patent applications which the Company may acquire in the future, will be issued as patents, that any such issued patents will afford adequate protection to the Company and will not be challenged, invalidated, circumvented or infringed, or that any rights granted under such patents will afford competitive advantages to the Company. To protect its rights to its patent applications and/or patents, the Company may be required to participate in interference proceedings before the United States Patent and Trademark Office to determine priority of invention and the rights to a patent. In addition, if patents that cover the Company's activities are is sued to other companies, there can be no assurance that the Company would be able to obtain a license to such patents on terms acceptable to the Company, if at all. The Company also could incur substantial costs in any litigation against third parties, in which the Company asserts patents to which the Company has rights. There can be no assurance that the Company's patents or those of its licensors, if issued, would not be held invalid by a court or that a competitor's technology or product would be found to infringe such patents.

     The Company's success will further depend, in part, on its ability to operate without infringing the proprietary rights of others. There can be no assurance that the Company's activities will not infringe patents owned by others. The Company could incur substantial costs in defending itself in suits brought against it or any licensor. Should the Company's products or technologies be found to infringe patents issued to third parties, the manufacture, use and sale of the Company's products could be enjoined, and the Company could be required to pay substantial damages. In addition, the Company, in connection with the development and use of its products and technologies, may be required to obtain licenses to patents or other proprietary rights of third parties. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all. Failure to obtain such licenses could have a material adverse effect on the Company.

     In addition to patent protection, the Company also relies to a significant extent upon trade secret protection for its confidential and proprietary information, including many of the Company's key discovery technologies. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology. To protect its trade secrets, RiboGene has required its employees, consultants, SAB members and parties to collaboration and licensing agreements to execute confidentiality agreements upon the commencement of employment, the consulting relationship or the collaboration or licensing arrangement, as the case may be, with RiboGene. In the case of employees, the agreements also provide that all inventions resulting from work performed by them while employed by RiboGene will be the exclusive property of RiboGene. In the case of SAB members, the agreements also provide that any confidential information that results from work performed for RiboGene will be the exclusive property of RiboGene. The Company will continue to require its employees, consultants, SAB members and collaborators and licensees to execute confidentiality agreements and inventions assignment agreements (in the case of its employees) upon the commencement of employment, the consulting relationship or the collaboration or license with the Company. There can be no assurance, however, that these agreements will provide meaningful protection of the Company's trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information, or that the Company's trade secrets will not otherwise become known or be independently discovered by its competitors, that the Company can meaningfully protect its rights in such unpatented proprietary technology through other means, that any obligation to maintain the confidentiality of such proprietary technology will not be breached by employees, consultants, advisors, collaborators, licensees or others or that others will not independently develop the same or substantially equivalent technology. The loss of trade secret protection of any of the Company's key discovery technologies would materially and adversely affect the Company's competitive position and could have a material adverse effect on the Company's business, financial condition and results of operations. Finally, disputes may arise as to the ownership of proprietary rights to the extent that outside consultants, collaborators or licensees apply technological information developed independently by them or others to Company projects or apply Company technology to other projects and, if adversely determined, such disputes could have a material adverse effect on the

Company's business, financial condition and results of operations. See
"-- Dependence on Scientific Advisors," "-- Dependence on and Need for Additional Key Personnel" and "Business -- Patents and Proprietary Rights."

COMPETITION.

     The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Many of the drugs which the Company is attempting to discover will be competing with existing therapies. In addition, a number of companies are pursuing the development of pharmaceuticals which target the same diseases and conditions the Company is targeting, using technology similar to the RiboGene technology, as well as alternative discovery technologies. The Company faces competition from pharmaceutical and biotechnology companies both in the United States and abroad. Many of the Company's competitors, particularly large pharmaceutical companies, have substantially greater financial, technical and human resources than the Company. In addition, unlike the Company, many of these competitors have experience in undertaking preclinical studies and clinical trials of new pharmaceutical products and obtaining the necessary regulatory approvals and manufacturing and marketing products. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competing products or technologies and may establish exclusive collaborative or licensing relationships with competitors of the Company.

     The Company believes that its ability to compete is dependent, in part, upon its abilities to create and maintain scientifically advanced technology and to develop and commercialize pharmaceutical products based on this technology, as well as its ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary technology or processes and secure sufficient capital resources for the expected substantial time period between technological conception and commercial sales of products based upon the Company's technology.

     There can be no assurance that the Company's competitors will not succeed in developing technologies and drugs that are more effective or less costly than any which are being developed by the Company or which would render the Company's technology and future drugs obsolete and noncompetitive. In addition, the Company's competitors may succeed in obtaining the approval of the United States Food and Drug Administration or other regulatory approvals for drug candidates more rapidly than the Company. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before their competitors may achieve a significant competitive advantage, including certain patent and FDA marketing exclusivity rights that would delay the Company's ability to market certain products. There can be no assurance that drugs resulting from the Company's research and development efforts, or from the joint efforts of the Company and its existing or future collaborative partners, will be able to compete successfully with competitors' existing products or products under development or that they will obtain regulatory approval in the United States or elsewhere.

DEPENDENCE ON AND NEED FOR ADDITIONAL KEY PERSONNEL.

     The Company is highly dependent on the services of Charles J. Casamento, President, Chief Executive Officer and Chairman of the Board. There can be no assurance that Mr. Casamento will continue to be employed by the Company in the future. The loss of Mr. Casamento could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's potential growth and expansion into areas and activities requiring additional expertise, such as product development, clinical trials and regulatory affairs, are expected to place increased demands on the Company's management skills and resources. These demands are expected to require a substantial increase in management and scientific personnel and the development of additional expertise by existing management personnel. Accordingly, recruiting and retaining management and operational personnel and qualified scientific personnel to perform research and development work in the future will also be critical to the Company's success. There can be no assurance that the Company will be able to attract and retain skilled and experienced management, operational and scientific personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies, universities and other research institutions for such personnel. The failure to attract and retain such personnel or to develop such expertise could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Employees" and "Management."

UNCERTAINTIES RELATED TO CLINICAL TRIALS.

     The Company believes it will be several years, if ever, before any potential product candidates discovered using its technology would be ready to begin the regulatory approval process. Before seeking such approval, the Company or its collaborative partners must demonstrate in extensive preclinical studies and clinical trials that any such product candidate is safe and effective for use in each target indication. The results of preclinical studies and early clinical trials may not be predictive of results that will be obtained in large-scale testing or use, and there can be no assurance that any such preclinical studies and clinical trials will demonstrate the safety and efficacy of any product candidate, if successfully developed, or that, regardless of preclinical and clinical trial results, FDA approval will be obtained or that marketable products will result. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials or have not received FDA approval, even after promising results in earlier trials. Clinical trials for any product candidates developed by the Company and its collaborators may be delayed by many factors. Furthermore, the FDA may suspend clinical trials at any time if it decides that patients are being exposed to an unreasonable and significant health risk. In addition, clinical trials are often conducted with patients having the most advanced stages of disease. During the course of treatment, these patients can die or suffer other adverse medical effects for reasons that may not be related to the pharmaceutical agent being tested, but which can nevertheless affect clinical trial results. Any delays in, or termination of, the clinical trials of any of the Company's product candidates, if successfully developed, or the failure of any clinical trials to meet applicable regulatory standards, could have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION AND NEED FOR PRODUCT APPROVALS.

     The manufacture and marketing of any products developed by the Company and its ongoing research and development activities are subject to regulation by numerous governmental authorities in the United States and other countries. Prior to marketing, any drug developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the FDA and equivalent authorities in other countries. These processes can take a number of years and require the expenditure of substantial resources. The time required for completing such testing and obtaining such approvals is uncertain, and there can be no assurance that such approvals will be obtained or that marketable products will result. The safety and efficacy of a therapeutic product under development by the Company must be supported by extensive data from clinical trials. The results from preclinical studies and early clinical trials may not be indicative of results that will be obtained in large-scale testing. In addition, delays or rejections may be encountered in the regulatory review process or in the event there are changes in FDA policy or the Company decides to replace the compounds in testing with modified or optimized compounds. There can be no assurance that even after such time and expenditures, regulatory approval will be obtained for any products developed by the Company. Failure by the Company to obtain regulatory approval of any products resulting from its discovery programs could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that if clinical trials are completed, the Company will submit an NDA with respect to any potential products or that such applications will be reviewed and approved by the FDA in a timely manner, if at all.

     If regulatory approval of a product is granted, such approval will entail limitations on the indicated uses for which the product may be marketed. Further, even if such regulatory approval is obtained, a marketed product, its manufacturer, and its manufacturing facilities are subject to continual review and periodic inspections, and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product, manufacturer or facility, including withdrawal of the product from the market. Failure to comply with ongoing relevant regulatory requirements may result in, among other things, warning letters, fines, product recalls or seizures, suspension or termination of production, injunctions, delays in obtaining marketing authorization or refusal of the government to grant such approvals, withdrawals of previously granted approvals, civil penalties and criminal prosecution, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company and its collaborative partners may also be subject to regulation under state and federal laws, including requirements regarding occupational safety and laboratory practices, and may be subject to other present and possible future local, state, federal and foreign regulation. The impact of such regulation upon the Company cannot be predicted and could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Government Regulation."

LACK OF MANUFACTURING, MARKETING AND SALES CAPABILITY AND EXPERIENCE.

     RiboGene does not expect to invest in the development of manufacturing, marketing or sales capabilities in the foreseeable future. If the Company is unable to contract for manufacturing capabilities on acceptable terms, the Company's ability to conduct preclinical and clinical trials with any potential drug candidates would be adversely affected, resulting in delays in the submission of any drug candidate for regulatory approval and in the initiation of new development programs, which in turn could materially impair RiboGene's competitive position and the possibility of achieving profitability.

     The Company has no experience in marketing drugs. The Company has granted marketing rights to Dainippon and under certain circumstances has retained copromotion rights with respect to antibacterial drugs developed through the Dainippon Collaboration. The Company has granted an option to Roberts for North American marketing rights to Emitasol. The Company intends to collaborate with additional third parties to market any drugs that may result from its other areas of focus. There can be no assurance that any such collaborative agreement can be reached on acceptable terms, if at all. There can be no assurance that the Company will be able to establish or maintain third party relationships to provide any or all of these capabilities.

PRODUCT LIABILITY AND AVAILABILITY OF INSURANCE.

     The Company's business will expose it to potential liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. The use of any drug candidates ultimately developed by the Company or its collaborators in clinical trials may expose the Company to product liability claims and possible adverse publicity. These risks will expand with respect to the Company's drug candidates, if any, that receive regulatory approval for commercial sale. Product liability insurance for the biotechnology industry is generally expensive, if available at all. The Company does not have product liability insurance but intends to obtain such coverage if and when any drug candidates are tested in clinical trials. However, such coverage is becoming increasingly expensive and there can be no assurance that the Company will be able to obtain insurance coverage at acceptable costs or in a sufficient amount, if at all, or that a product liability claim would not adversely affect the Company's business, operating results or financial condition.

UNCERTAINTY RELATED TO HEALTH CARE INDUSTRY.

     The successful commercialization of any drug candidates developed by the Company and its current and future collaborators will depend substantially on reimbursement of the costs of the resulting drugs from government authorities, private health insurers and other organizations at levels acceptable to the Company. There can be no assurance that adequate reimbursement will be available or, if available, will not be decreased in the future, or that reimbursement amounts will not reduce the demand for, or the price of, any such drugs. Any of the foregoing could have a material adverse effect on the Company's business, financial condition and results of operations. If such reimbursement is not available or is available on a limited basis, the Company may not be able to retain any collaborative partners to manufacture and commercialize any drugs and may not be able to obtain a financial return on the manufacture and commercialization of any future drugs.

     Third-party payers are increasingly focusing on the cost-effectiveness profile of prescription drugs and challenging the prices charged for such products and services. Also, the trend towards managed health care in the United States and the concurrent growth of organizations such as health maintenance organizations, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or government medical assistance programs, may all result in lower prices or reduced markets for any products developed by the Company or its current and future collaborators. The cost containment measures that health care providers and payers are instituting could adversely affect the Company's or its current and future collaborators' ability to sell future products and may have a material adverse effect on the Company. To date, the Company has not conducted any marketing studies on any of its potential product candidates and has not undertaken any pharmacoeconomic analysis with respect to any potential products. The cost containment measures and reforms that government institutions and third-party payers are considering could result in significant and unpredictable changes to the marketing and pricing and reimbursement practices of biopharmaceutical and pharmaceutical companies such as the Company and its current and future collaborators. The adoption of any such measures or reforms could have a material adverse effect on the business, financial condition and results of operations of the Company.

ITEM 2. PROPERTIES

     RiboGene currently leases approximately 30,000 square feet of laboratory and office space in Hayward, California under a lease expiring in November 2012. The Company has sublet 5,000 square feet of this facility through February 28, 2001. In connection with the lease, the Company issued to the landlord a six-year warrant to purchase 17,850 shares of Common Stock at $31.51 per share.

ITEM 3. LEGAL PROCEEDINGS

     RiboGene is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     (a) Shares of the Company's Common Stock commenced trading on the American Stock Exchange on May 28, 1998, under the symbol "RBO." The Company has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. As of February 28, 1999, there were approximately 160 holders of record of the Company's Common Stock.

     The following table sets forth quarterly range of high and low sale prices available reported by the American Stock Exchange

                            1998                              HIGH          LOW
                            ----                              ----          ---
Second Quarter (from May 28, 1998)..........................   7 1/8         5 3/8
Third Quarter...............................................   7             2 13/16
Fourth Quarter..............................................   4 1/2         1 13/16

     (b) Use of Proceeds. The effective date of the Company's registration statement, filed on Form S-1 under the Securities and Exchange Act of 1933, as amended (File No. 333-38781), was May 28, 1998 (the "Registration Statement"). The class of securities registered was Common Stock and all securities sold were sold in the offering. The underwriter for the offering was Gruntal & Co., L.L.C. Pursuant to the Registration Statement, the Company sold 2,300,000 shares of its Common Stock for an aggregate offering price of $16.1 million.

     In connection with the public offering, the Company incurred expenses of $3.9 million, of which $1.8 million represented underwriting discounts and commissions and expense reimbursements and $2.1 million represented other expenses related to the offering. No proceeds were paid directly or indirectly to directors, officers, general partners of the Company or to persons holding ten percent or more of any class of equity security issued by the Company, or to any other affiliate of the Company. The net offering proceeds to the Company after total expenses was $12.2 million.

     The Company has used $3.6 million of the net proceeds from the offering for operations. The Company has invested the remainder of the net proceeds in short-term, investment-grade, interest bearing financial instruments. The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the Registration Statement.

RECENT SALES OF UNREGISTERED SECURITIES

     In December 1998, the Registrant issued to Reedland Capital Partners ("Reedland") a warrant to purchase up to an aggregate of 50,000 shares of Common Stock in connection with a credit facility arrangement.

     The above-listed securities were issued in reliance on Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below have been derived from the audited financial statements of the Company. The audited financial statements of the Company as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, together with the notes thereto and the related report of Ernst & Young LLP, independent auditors, are included elsewhere herein. The selected financial data set forth below should be read in conjunction with the Financial Statements of the Company and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company has not declared or paid cash dividends on its Common Stock since inception and does not intend to pay any cash dividends in the foreseeable future.

                                                      YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        1998        1997        1996        1995        1994
                                      --------    --------    --------    --------    --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Contract research.................  $  2,569    $  1,668    $  1,112    $     --    $     --
  Grants............................       594       1,303         975         407         238
                                      --------    --------    --------    --------    --------
                                         3,163       2,971       2,087         407         238
Operating expenses:
  Research and development..........     7,296       4,130       4,296       4,663       4,209
  General and administrative........     3,033       1,551       1,372       2,758       2,424
  Financial advisory costs..........        --       1,396          --          --          --
  Acquired in-process research and
     development....................        --          --          --          --       5,000
                                      --------    --------    --------    --------    --------
Total operating expenses............    10,329       7,077       5,668       7,421      11,633
                                      --------    --------    --------    --------    --------
Loss from operations................    (7,166)     (4,106)     (3,581)     (7,014)    (11,395)
Interest income (expense), net......       605          (7)       (282)       (240)        (42)
                                      --------    --------    --------    --------    --------
Net loss............................    (6,561)     (4,113)     (3,863)     (7,254)    (11,437)
Deemed dividend upon conversion of
  preferred stock(2)................    (7,989)         --          --          --          --
                                      --------    --------    --------    --------    --------
Net loss attributable to common
  stockholders......................  $(14,550)   $ (4,113)   $ (3,863)   $ (7,254)   $(11,437)
                                      ========    ========    ========    ========    ========
Basic net loss per common
  share(1)..........................  $  (4.49)   $ (41.13)   $ (52.92)   $(164.86)   $(300.97)
                                      ========    ========    ========    ========    ========
Shares used in computing basic net
  loss per common share(1)..........     3,244         100          73          44          38
                                      ========    ========    ========    ========    ========

                                                            DECEMBER 31,
                                      --------------------------------------------------------
                                        1998        1997        1996        1995        1994
                                      --------    --------    --------    --------    --------
                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash, cash equivalents and
     short-term investments.........  $ 29,518    $  2,045    $  1,981    $  1,897    $  4,416
  Working capital (deficit).........    26,261      (1,745)       (954)     (1,762)      2,133
  Total assets......................    31,820       4,312       2,657       2,404       5,105
  Long-term obligations.............     5,718         477       1,494       2,656       3,192
  Accumulated deficit...............   (42,258)    (35,697)    (31,584)    (27,721)    (20,467)
  Total stockholders' equity
     (deficit)......................    22,755        (162)     (1,956)     (4,029)       (504)

---------------
(1) See Note 1 of Notes to Financial Statements for information concerning the computation of net loss per share.

(2) See Note 6 of Notes to Financial Statements for information concerning the deemed dividend upon conversion of preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a difference include, but are not limited to, those discussed herein and in "Risk Factors" in Part I.

OVERVIEW

     RiboGene is a drug discovery company focused on the identification of novel leads and the development of potential drug candidates for the treatment of infectious diseases. The Company's drug discovery efforts, which are based on translational control of gene expression, target bacterial, fungal, and viral infections. A significant part of the Company's strategy is to enter into collaborative arrangements with partners to develop pharmaceutical candidates and to pursue the acquisition of late stage clinical compounds. The Company was founded in May 1989 to develop laboratory equipment for cell-free protein synthesis. In January 1993, the Company discontinued development of the lab equipment and began to focus its research and development efforts on the identification of novel leads and the development of potential drug candidates for the treatment of infectious diseases. The Company's research efforts initially focused on infections caused by fungi and viruses. In 1996, the Company expanded its research efforts to include infections caused by bacteria. Simultaneously with the shift in focus to infectious disease drug discovery, in 1993 and later in 1994, the Company in-licensed certain technology not directly related to its drug discovery efforts. In September 1993, the Company acquired the rights to a compound known as RG-201. In January 1994, the Company acquired from Hyline Laboratories, Inc. ("Hyline") certain in-process research and development (the "Intranasal Product Acquisition"), including certain patents and other intellectual property, for an aggregate purchase price of $5.0 million, and warrants to purchase 92,820 shares of Common Stock, with an exercise price of $16.67. As consideration for an amendment to a certain promissory note issued by RiboGene to Hyline in connection with such purchase, the Company issued a warrant to Hyline to purchase an additional 13,923 shares of Common Stock at $16.67 per share. All warrants related to the Intranasal Product Acquisition and amendment expired in January 1999. The patents and other intellectual property acquired in connection with the Intranasal Product Acquisition relate to intranasal formulations and the corresponding administration of metoclopramide, propranolol and certain benzodiazepines. Potential products incorporating this technology were under development by Hyline at the time of acquisition. In connection with the Intranasal Product Acquisition, the Company also entered into an agreement with the sole stockholder of Hyline pursuant to which the Company is obligated to pay such stockholder $50,000 per quarter through December 1999. Such obligation was fully recognized in the Company's Statement of Operations in 1994 and 1995. One of the potential products acquired by the Company was Emitasol, an intranasal formulation of metoclopramide for the treatment of emesis following chemotherapy. In July 1998, the Company entered into the Roberts Agreement to develop Emitasol for the treatment of diabetic gastroparesis and the prevention of delayed onset emesis due to chemotherapy. See "Business -- Patents and Proprietary Rights" and "Certain Transactions."

     In January, 1998, the Company entered into a collaboration with Dainippon encompassing the two principal targets in the Company's antibacterial program. As part of the Dainippon Collaboration, Dainippon agreed to provide the Company with research support payments over three years ($4.0 million of which has been received to date), and to provide additional research and development at Dainippon, over the three-year term of the research program. The Company may also be entitled to receive milestone payments upon the achievement of mostly late-stage clinical and regulatory milestones in an amount of up to $10.0 million for each product developed through the collaboration, consisting of up to $5.0 million through approval in Japan and up to $5.0 million through approval in one additional major market territory. In connection with the Dainippon Collaboration, Dainippon purchased $2.0 million of the Company's Series G Preferred Stock, which automatically converted into 53,988 shares of Common Stock concurrently with the closing of the Company's initial public offering. In September 1998, the Company issued to Dainippon 230,000 shares of Common Stock in exchange for an increased royalty interest in the sales from future products, as defined in the collaboration agreement between the Company and Dainippon. As a result of this transaction, the

Company recognized a $747,000 one-time non-cash charge to research and development expense during 1998, representing the fair market value of the common stock at the date of issuance. From April 1996 to April 1998, the Company had a collaboration with Abbott for the Company's antifungal program. As of December 31, 1998, the Company had realized $3.3 million in research support revenues from Abbott. In connection with the Abbott Collaboration, Abbott made a $3.5 million equity investment in the Company and purchased an additional $4.0 million of Common Stock directly from the Company in a private placement at $7.00 per share concurrently with the closing of the Company's initial public offering. See "Business -- Collaborative and Research Agreements."

     The Company has generated no revenue from the sales of products and, through December 31, 1998, has incurred cumulative net losses of approximately $42.3 million and, at December 31, 1998, had net stockholders' equity of $22.8 million. The Company expects to incur significant operating losses over the next several years due primarily to expanded research and development efforts, preclinical and clinical testing of its product candidates and commercialization activities. The Company does not anticipate significant revenues from product sales for a number of years, if ever. The Company's sources of revenues for the next several years will be payments from strategic collaborations, royalties on Emitasol sales, if any, in North America and interest income. Certain payments under collaborations are or will be contingent upon the Company or its collaborators achieving certain milestones as to which there can be no assurance. Results of operations may vary significantly from quarter to quarter depending on, among other factors, the progress of the Company's research and development efforts, results of clinical testing, the timing of certain expenses, the establishment of collaborative research agreements and the receipt of grants or milestone payments, if any. See "Risk Factors -- Need for Additional Capital; Uncertainty of Additional Funding."

RESULTS OF OPERATIONS

  FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

     For the year ended December 31, 1998, the Company's revenues consisted of revenues from collaboration agreements and SBIR grants from the National Institutes of Health. Revenue earned under the Dainippon Agreements, which began in February 1998, amounted to $1.8 million for the year ended December 31, 1998. Revenue earned under the Abbott Agreements was $736,000 and $1.7 million for the years ended December 31, 1998 and 1997, respectively. The Abbott Agreements ended in April 1998. Revenues from SBIR grants for the year ended December 31, 1998 were $594,000 as compared to $1.3 million in the year ended December 31, 1997. The decrease in grant revenues results from the completion of three grants during 1997 and four grants during 1998. Revenues earned under research grants are determined by the timing of the award from the issuing agency and services performed by the Company. As a result, research grant revenue earned in one period is not predictive of research grant revenue to be earned in future periods.

     Research and development expenses increased $3.2 million or 77%, to approximately $7.3 million for the year ended December 31, 1998, from $4.1 million in the year ended December 31, 1997. This increase resulted from equipment and facility costs associated with the Company's new laboratories and recruiting and other costs for the addition of research personnel to expand medicinal chemistry capabilities and the antiinfective drug discovery programs. The Company also recorded a $747,000 one-time non-cash charge to research and development expense in 1998 upon the issuance of 230,000 shares of the Company's common stock to Dainippon. The Company also initiated its development effort with Roberts on Emitasol in the fall of 1998. Research and development expenses represented approximately 71% of total operating expenses of $10.3 million in the year ended December 31, 1998, as compared to 58% of total operating expenses of $7.1 million in the year ended December 31, 1997.

     General and administration expenses increased $1.5 million, or 96%, to $3.0 million for the year ended December 31, 1998, from $1.6 million in the year period ended December 31, 1997. This increase is due to additional operating costs associated with the Company's new facility, increased business development costs, and additional internal staff, legal, accounting, and reporting costs associated with public company status.

     The Company recognized net interest income of $605,000 for the year ended December 31, 1998 compared to net interest expense of $7,000 for the year ended December 31, 1997. This change results from interest income earned on the short-term investment of the proceeds from the Company's initial public offering and the equity investment from Roberts.

     The net loss for the year ended December 31, 1998 was $6.6 million an increase of $2.5 million, or 60%, from the net loss of $4.1 million for the year ended December 31, 1997. The increase resulted from the changes in revenue and operating expenses discussed above.

     The Company recorded a deemed dividend of $8.0 million in 1998 upon conversion of Series F preferred stock to common stock concurrent with the closing of the Company's initial public offering. The Series F preferred stock contained certain anti-dilution provisions that resulted in the Series F preferred stockholders receiving an additional 1,141,317 shares of common stock upon conversion.

     As of December 31, 1998, the Company had a federal net operating loss carryforward of approximately $34.8 million available to offset future taxable income, if any. The Company also had federal and state research and development tax credit carryforwards of approximately $575,000 and $375,000, respectively. The net operating loss carryforward will begin to expire incrementally at various dates beginning from 2004 through 2018, if not utilized. Utilization of the net operating losses and credits may be subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. See Note 7 of Notes to Financial Statements.

  YEARS ENDED DECEMBER 31, 1997 AND 1996

     For the year ended December 31, 1997, the Company's revenues consisted of revenues from the Abbott Agreements and SBIR grants from the National Institutes of Health. Revenues earned under the Abbott Agreements were $1.7 million for the year ended December 31, 1997, as compared to $1.1 million for the year ended December 31, 1996. The increase is attributable to the Company's research support payments beginning in May 1996 and, as a result, the 1996 period includes only eight months of support revenue as compared to 12 months of support revenue during 1997. Revenues from the SBIR grants for the year ended December 31, 1997 were $1.3 million as compared to $975,000 for the year ended December 31, 1996. The increase in grant revenue results from the funding of two grants that were awarded in the fourth quarter of 1996. Revenues earned under research grants are determined by the timing of the award from the issuing agency. As a result, research grant revenue earned in one period is not predictive of research grant revenue to be earned in future periods.

     Research and development expenses were $4.1 million in 1997 compared to $4.3 million in 1996. Although the Company discontinued the external activities involving Emitasol and RG-201 in 1996, research and development expenses in 1997 remained the same as compared to 1996 due to an increase in the Company's scientific staff to support its infectious disease drug discovery programs. Research and development expenses represented approximately 58% of total operating expenses of $7.1 million in 1997 as compared to 76% of total operating expenses of $5.7 million in 1996.

     General and administrative expenses increased $179,000, or 13%, to $1.6 million in 1997, from $1.4 million in 1996. This increase was the result of additional administrative costs associated with a 1997 increase in the Company's scientific staff.

     Financial advisory costs consist of a one-time, non-cash charge of $1.3 million, and $96,000 of accrued expenses, which were recognized as an expense upon the signing of a financial advisory agreement in June 1997 with a placement agent who assisted the Company with the issuance of the Series F Preferred Stock ("the Placement Agent"). The $1.3 million one-time, non-cash charge for financial advisory costs represents the fair value of options issued to the Placement Agent pursuant to the financial advisory agreement.

     Net interest expense decreased $275,000, or 98%, to $7,000 in 1997, from $282,000 in 1996. This decrease resulted from the repayment of debt and conversion of promissory notes issued to certain of the Company's investors in 1996.

     The net loss for the year ended December 31, 1997 was $4.1 million, an increase of $250,000, or 6%, from the net loss of $3.9 million for 1996, due to the changes in revenue and operating expenses discussed above. The net loss of $4.1 million included the $1.4 million one-time charge ($1.3 million of which is non-cash) described above for expense associated with the signing of the financial advisory agreement with the Placement Agent. Exclusive of the $1.4 million charge, the net loss would have decreased by $1.1 million or 30% from $3.9 million to $2.7 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since incorporation primarily through public offerings and private sales of Common Stock and Preferred Stock, warrants, SBIR grants, the Roberts, Dainippon and Abbott Collaborations, the issuance of short-term convertible and long-term notes and equipment financing arrangements. Through December 31, 1998, the Company has raised approximately $67.4 million from such sales of Common Stock and Preferred Stock, warrants and short-term convertible notes, $3.5 million from SBIR grants, and $5.4 million from the Abbott and Dainippon Collaborations (excluding the initial Abbott and Dainippon equity investments). The Company's capital expenditures and payments under capital lease obligations aggregate approximately $2.5 million through December 31, 1998, and cash used to fund operating activities since incorporation $30.9 million. In September 1998, the Company entered into $2.0 million line of credit for financing capital purchases. Drawdowns under this line of credit are collateralized by equipment purchased under this agreement. At December 31, 1998, the Company had drawn down $620,000 under this line of credit and anticipates utilizing the remainder in 1999.

     In December 1998, the Company received $5.0 million from long-term debt financing with a bank. The note requires monthly interest payments with the principal payment due at the end of the three year term. The note earns interest at 8.75%. The note is collateralized by a perfected security interest in all unencumbered assets of the Company and requires that the Company maintain its depository accounts with the bank with a minimum of $5.0 million in aggregate cash and depository balances. The Company is also required to comply with financial covenants based on certain ratios.

     At December 31, 1998, the Company had cash and cash equivalents and short-term investments of approximately $29.5 million and working capital of $26.3 million.

     On March 7, 1997, the Company entered into a 15-year lease (with the right of sublease) for a new facility located in Hayward, California. The lease provides for an initial annual rent of $531,000, with scheduled increases. Pursuant to the lease, the Company issued to the landlord a six-year warrant to purchase 17,850 shares of Common Stock at $31.51 per share. The Company relocated to the new facility in November 1997. In September 1997, the Company amended the lease to include additional square footage in the new facility. The Company has sublet the additional space through February 28, 2001. See "Business -- Facilities."

     The Company is very reliant on the positive results of the clinical trials of Emitasol and the subsequent royalties derived from sales of Emitasol in North America, pending approval by the FDA. The Company is also very reliant upon the continuation of the collaboration with Dainippon. In order to provide additional products in its research pipeline, the Company has begun to review numerous in-license opportunities and potential merger and acquisition candidates. In the event the Company proceeds with the in-license of a clinical stage product or a merger with a company containing clinical stage products, the Company may elect to scale back or eliminate some or all of its antifungal and HCV research efforts.

     The Company will require substantial additional funds to continue and expand its research and development activities, conduct preclinical studies and expand administrative capabilities. The Company estimates that at its planned rate of spending, existing cash and cash equivalents and short-term investments, will be sufficient for the purposes specified herein and to allow the Company to maintain its current and planned operations through the middle of 2001. There can be no assurance, however, that the Company's assumptions regarding its future level of expenditures and operating losses will prove to be accurate. The Company's future funding requirements will depend on many factors, including: any expansion or acceleration and the breadth of the Company's research and development programs; the results of research and development, preclinical studies and clinical trials conducted by the Company or its collaborative partners or licensees, if any; the acquisition and licensing of technologies or compounds, if any; the Company's ability to maintain existing and establish new corporate relationships and research collaborations; the Company's ability to manage growth; competing technological and market developments; the time and costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims; the receipt of licensing or milestone fees from its current or future collaborative and license arrangements, if established; the continued funding of governmental research grants; the timing of regulatory approvals; and other factors. See "Risk
Factors -- Need for Additional Capital; Uncertainty of Additional Funding."

IMPACT OF YEAR 2000

     The Year 2000 ("Y2K") issue refers to the inability of older computer hardware and software to accept four-digit codes for the year field in a set of data (the "Year 2000 Issue"). Beginning in the year 2000, four-digit codes will be necessary to distinguish between 1900 base-year dates and 2000 base-year dates. Such inability to recognize a date using "00" as the year 2000 rather than the year 1900 could result in a system failure or miscalculations causing disruptions in the Company's research and development efforts. It is possible that the Company's currently installed computer systems, software products or other business systems, or those of the Company's suppliers or service providers, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate and output dates for the years 1999, 2000 or thereafter without error or interruption (commonly known as the "Year 2000 problem").

     The Company has developed a formal plan to address this issue. The Company's objective is to ensure an uninterrupted transition into Year 2000. The Company's Year 2000 compliance project addresses the Company's (1) information systems ("IS") such as software and hardware; (2) non-IS systems or embedded technology such as microcontrollers contained in various laboratory equipment, environmental and safety systems, facilities and utilities, and (3) readiness of key third parties, including suppliers, collaborators, and key financial institutions.

     The plan includes an extensive inventory of systems that are time-date related, an assessment of each inventoried item to identify uncertainties or risk items, obtaining statements of year 2000 compliance from key vendors, defining actions required and prioritizing systems which have been determined to be non-compliant and would have the greatest impact on operations, and developing and implementing a remediation process for non-compliant systems.

     In conjunction with the above described plan, the Company has completed its assessment with respect to its critical systems and at this time has not uncovered any reason for it to believe that such systems critical to the core business will not function properly with respect to dates in the years 1999, 2000 and thereafter. Additionally, in connection with its move to new facilities late in 1997, the Company improved, upgraded and replaced many of its systems. Based on written representations from manufacturers of these systems, the Company believes that these new systems are Year 2000 compliant.

     While the Company believes all systems critical to its core business are now Y2K compliant, the Company anticipates having the remainder of the internal systems Year 2000 compliant by the fall of 1999. Currently, however, the Company has no contingency plans in place in the event it does not fully complete its Year 2000 readiness program by such time.

     To date, the Company has not incurred significant expenses in connection with assessing, testing and modifying its systems for Year 2000 readiness. However, because the Company has not fully completed the Year 2000 compliance plan, the Company is unable to determine the cost of becoming fully Year 2000 ready. To date, the costs of executing the plan have been funded from cash reserves. The Company believes its formal plan to address Year 2000 readiness is adequate to identify critical systems and to ensure that these systems, based on internal testing or certificates from vendors, are Year 2000 compliant. There can be no assurance that the Company's Year 2000 plan, its internal testing or the reliance placed on vendor certificates is adequate to determine the impact on the Company's operations in the event the systems ultimately prove not to be Year 2000 compliant. While the Company can sustain minor interruptions in utilities for 48 hours, the Company has no contingency plans in the event it is unable to carry on operations due to any major failure by utility companies or municipalities caused by Year 2000. The Company believes the greatest risk of failure due to the Year 2000 problem lies with the financial and social infrastructure necessary for it to continue operations (e.g., banks, stock exchanges, communications, transportation and utilities). To the extent that the Company or its key suppliers and providers and the financial and social infrastructure fail to achieve Year 2000 readiness, there could be a material adverse effect on the Company's business, results of operation and financial position.

ITEM. 7(A)  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RATE RISK

     The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio and bank borrowings. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investment with high quality issuers and follows internally developed guidelines to limit the amount of credit exposure to any one issuer. Additionally, in an attempt to limit interest rate risk, the Company follows guidelines to limit the average and longest single maturity dates. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company's investments include money market accounts, commercial paper and corporate notes, and all such investments held in the Company's portfolio as of December 31, 1998, mature in 1999 and 2000. The table below presents the amounts and related interest rates of the Company's investment portfolio as of December 31, 1998:

                                                                                      FAIR VALUE
                                             1999       2000      2001      TOTAL      12/31/98
                                            -------    ------    ------    -------    ----------
                                                   (IN THOUSANDS, EXCEPT INTEREST RATES)
Assets
  Cash and cash equivalents...............  $12,815    $   --    $   --    $12,815     $12,815
  Average Interest Rate...................     4.36%       --        --         --          --
  Short-term investments..................   13,124    $3,605    $   --    $16,729     $16,703
  Average Interest Rate...................     5.59%     5.04%       --         --          --
Liabilities
  Note Payable............................  $    --    $   --    $5,000    $ 5,000     $ 5,000
  Average Interest Rate...................       --        --      8.75%

ITEM 8. FINANCIAL STATEMENTS

                                 RIBOGENE, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                    CONTENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........  36
Audited Financial Statements
  Balance Sheets............................................  37
  Statements of Operations..................................  38
  Statement of Stockholders' Equity (Deficit)...............  39
  Statements of Cash Flows..................................  40
  Notes to Financial Statements.............................  41

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
RiboGene, Inc.

     We have audited the accompanying balance sheets of RiboGene, Inc. as of December 31, 1998 and 1997, and the related statements of operations, cash flows and stockholders' equity (deficit) for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RiboGene, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                               ERNST & YOUNG LLP

Palo Alto, California
February 12, 1999

                                 RIBOGENE, INC.

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Current assets:
  Cash and cash equivalents (Note 4)........................  $ 12,815    $  2,045
  Short term investments....................................    16,703         122
  Prepaid expenses and other current assets.................        90          85
                                                              --------    --------
          Total current assets..............................    29,608       2,252
                                                              --------    --------
Property and equipment, net.................................     1,389         471
Deferred offering costs.....................................        --       1,142
Deferred financing costs....................................       622         290
Other assets................................................       201         157
                                                              --------    --------
                                                              $ 31,820    $  4,312
                                                              ========    ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $  1,456    $  1,402
  Accrued liabilities.......................................       206         478
  Deferred revenue -- related parties.......................       167         556
  Accrued development cost -- related party.................       400          --
  Other current liabilities.................................       845         469
  Current portion of capital lease obligations..............       158         174
  Current portion of notes payable..........................       115         918
                                                              --------    --------
          Total current liabilities.........................     3,347       3,997
                                                              --------    --------
Long-term portion of capital lease obligations..............       224         289
Long-term portion of notes payable..........................     5,482          --
Other noncurrent liabilities................................        12         188
Commitments
Stockholders' equity (deficit):
Preferred stock, 5,000,000 shares, $0.001 par value and
  18,932,344 shares, no par value, authorized at December
  31, 1998 and 1997, respectively; issuable in series;
  1,428,572 and 14,377,595 shares issued and outstanding at
  December 31, 1998 and 1997, respectively (aggregate
  liquidation preference of $10,000,000 at December 31,
  1998).....................................................         1      33,533
Common stock, 30,000,000 shares, $0.001 par value, and
  50,000,000 shares, no par value, authorized at December
  31, 1998 and 1997, respectively; 5,774,421 and 103,845
  shares issued and outstanding at December 31, 1998 and
  1997, respectively........................................         6       1,839
Additional paid-in capital..................................    66,990       1,672
Notes receivable from stockholders..........................      (147)       (147)
Accumulated other comprehensive loss........................       (26)         --
Deferred compensation.......................................    (1,811)     (1,362)
Accumulated deficit.........................................   (42,258)    (35,697)
                                                              --------    --------
          Total stockholders' equity (deficit)..............    22,755        (162)
                                                              --------    --------
                                                              $ 31,820    $  4,312
                                                              ========    ========

                            See accompanying notes.

                                 RIBOGENE, INC.

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------    -------    -------
Revenue:
  Contract research revenue from related parties............  $  2,569    $ 1,668    $ 1,112
  Grant revenue.............................................       594      1,303        975
                                                              --------    -------    -------
          Total revenue.....................................     3,163      2,971      2,087
                                                              --------    -------    -------
Operating expenses:
  Research and development..................................     7,296      4,130      4,296
  General and administrative................................     3,033      1,551      1,372
  Financial advisory costs (Note 6).........................        --      1,396         --
                                                              --------    -------    -------
          Total operating expenses..........................    10,329      7,077      5,668
                                                              --------    -------    -------
Loss from operations........................................    (7,166)    (4,106)    (3,581)
Interest income (expense), net..............................       605         (7)      (282)
                                                              --------    -------    -------
Net loss....................................................    (6,561)    (4,113)    (3,863)
Deemed dividend upon conversion of preferred stock (Note
  6)........................................................    (7,989)        --         --
                                                              --------    -------    -------
Net loss attributable to common stockholders................  $(14,550)   $(4,113)   $(3,863)
                                                              ========    =======    =======
Basic net loss per common share.............................  $  (4.49)   $(41.13)   $(52.92)
                                                              ========    =======    =======
Weighted average shares of common stock outstanding.........     3,244        100         73
                                                              ========    =======    =======

                            See accompanying notes.

                                 RIBOGENE, INC

                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
               PERIOD FROM DECEMBER 31, 1995 TO DECEMBER 31, 1998
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                  NOTES
                                      PREFERRED STOCK          COMMON STOCK       ADDITIONAL    RECEIVABLE
                                   ----------------------   -------------------    PAID-IN         FROM         DEFERRED
                                     SHARES       AMOUNT     SHARES     AMOUNT     CAPITAL     SHAREHOLDERS   COMPENSATION
                                   -----------   --------   ---------   -------   ----------   ------------   ------------
Balances at December 31, 1995....    9,441,884   $ 23,571      44,272   $   175    $    --       $   (54)       $     --
Exercise of common stock options
 and purchase rights.............           --         --      39,101       115         --           (57)             --
Issuance of Series E preferred
 stock at $2.25 per share for
 cash and the conversion of notes
 payable and accrued interest,
 net of issuance costs of $92....    2,653,048      5,878          --        --         --            --              --
Net loss -- year ended December
 31, 1996........................           --         --          --        --         --            --              --
                                   -----------   --------   ---------   -------    -------       -------        --------
Balances at December 31, 1996....   12,094,932     29,449      83,373       290         --          (111)             --
Exercise of common stock options
 and purchase rights, net of
 repurchases.....................           --         --      20,472        69         --           (36)             --
Sale of Series F preferred stock
 and common stock warrants at
 $2.25 per unit, net of issuance
 costs of $1,052.................    2,282,663      4,084          --        --         --            --              --
Unit options and warrants
 issued..........................           --         --          --        --      1,672            --              --
Deferred compensation............           --         --          --     1,480         --            --          (1,480)
Amortization of deferred
 compensation....................           --         --          --        --         --            --             118
Net loss -- year ended December
 31, 1997........................           --         --          --        --         --            --              --
                                   -----------   --------   ---------   -------    -------       -------        --------
Balances at December 31, 1997....   14,377,595     33,533     103,845     1,839      1,672          (147)         (1,362)
Sale of Series G preferred stock
 at $2.645 per share, net of
 issuance cost of $19............      756,144      1,981          --        --         --            --              --
Deferred compensation............           --         --          --        --        635            --            (635)
Amortization of deferred
 compensation....................           --         --          --        --         --            --             461
Conversion of preferred stock to
 common stock upon closing of the
 initial public offering and
 reincorporation in Delaware in
 May 1998........................  (15,133,739)   (35,514)  2,385,039    (1,836)    37,350            --              --
Issuance of common stock at $7.00
 per share upon initial public
 offering, net of issuance cost
 of $3,879.......................           --         --   2,871,429         3     16,218            --              --
Exercise of Placement Agent
 Options.........................           --         --      68,759        --         --            --              --
Sale of Series A non-voting,
 convertible preferred stock at
 $7.00 per share.................    1,428,572          1          --        --      9,999            --              --
Common Stock issued to
 collaboration partner...........           --         --     230,000        --        747            --              --
Exercise of common stock options,
 purchase rights and grants of
 restricted stock................           --         --     115,349        --        289            --            (275)
Warrants issued in connection
 with loan.......................           --         --          --        --         80            --              --
Comprehensive loss:
 Net loss-year ended December 31,
   1998..........................           --         --          --        --         --            --              --
 Net unrealized loss on
   investments...................           --         --          --        --         --            --              --
       Total comprehensive
        loss.....................           --         --          --        --         --            --              --
                                   -----------   --------   ---------   -------    -------       -------        --------
Balances at December 31, 1998....    1,428,572   $      1   5,774,421   $     6    $66,990       $  (147)       $ (1,811)
                                   ===========   ========   =========   =======    =======       =======        ========

                                                  ACCUMULATED       TOTAL
                                                     OTHER       STOCKHOLDERS
                                   ACCUMULATED   COMPREHENSIVE      EQUITY
                                     DEFICIT         LOSS         (DEFICIT)
                                   -----------   -------------   ------------
Balances at December 31, 1995....   $(27,721)       $    --        $ (4,029)
Exercise of common stock options
 and purchase rights.............         --             --              58
Issuance of Series E preferred
 stock at $2.25 per share for
 cash and the conversion of notes
 payable and accrued interest,
 net of issuance costs of $92....         --             --           5,878
Net loss -- year ended December
 31, 1996........................     (3,863)            --          (3,863)
                                    --------        -------        --------
Balances at December 31, 1996....    (31,584)            --          (1,956)
Exercise of common stock options
 and purchase rights, net of
 repurchases.....................         --             --              33
Sale of Series F preferred stock
 and common stock warrants at
 $2.25 per unit, net of issuance
 costs of $1,052.................         --             --           4,084
Unit options and warrants
 issued..........................         --             --           1,672
Deferred compensation............         --             --              --
Amortization of deferred
 compensation....................         --             --             118
Net loss -- year ended December
 31, 1997........................     (4,113)            --          (4,113)
                                    --------        -------        --------
Balances at December 31, 1997....    (35,697)            --            (162)
Sale of Series G preferred stock
 at $2.645 per share, net of
 issuance cost of $19............         --             --           1,981
Deferred compensation............         --             --              --
Amortization of deferred
 compensation....................         --             --             461
Conversion of preferred stock to
 common stock upon closing of the
 initial public offering and
 reincorporation in Delaware in
 May 1998........................         --             --              --
Issuance of common stock at $7.00
 per share upon initial public
 offering, net of issuance cost
 of $3,879.......................         --             --          16,221
Exercise of Placement Agent
 Options.........................         --             --              --
Sale of Series A non-voting,
 convertible preferred stock at
 $7.00 per share.................         --             --          10,000
Common Stock issued to
 collaboration partner...........         --             --             747
Exercise of common stock options,
 purchase rights and grants of
 restricted stock................         --             --              14
Warrants issued in connection
 with loan.......................         --             --              80
Comprehensive loss:
 Net loss-year ended December 31,
   1998..........................     (6,561)            --          (6,561)
 Net unrealized loss on
   investments...................         --            (26)            (26)
                                                                   --------
       Total comprehensive
        loss.....................         --             --          (6,587)
                                    --------        -------        --------
Balances at December 31, 1998....   $(42,258)       $   (26)       $ 22,755
                                    ========        =======        ========

                            See accompanying notes.

                                 RIBOGENE, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $ (6,561)   $(4,113)   $(3,863)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation..............................................       251        140        168
  Amortization of warrants and deferred compensation........       509        118         --
  Accrued interest on bridge notes converted to Preferred
     Stock..................................................        --         --         44
  Issuance of common stock to collaboration partner.........       747         --         --
  Non-cash financial advisory costs.........................        --      1,300         --
Changes in assets and liabilities:
  Prepaid expenses and other current assets.................        (5)       (23)       (66)
  Other assets..............................................       (44)        50       (162)
  Accounts payable..........................................        54        903        205
  Deferred revenue -- related party.........................      (389)        --        556
  Accrued expenses and other current and noncurrent
     liabilities............................................       328       (180)       (25)
                                                              --------    -------    -------
Net cash used in operating activities.......................    (5,110)    (1,805)    (3,143)
                                                              --------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (1,079)        --        (14)
  Purchases of short-term investments.......................   (18,857)    (4,577)        --
  Maturities of short-term investments......................     2,250      4,577         --
                                                              --------    -------    -------
Net cash provided by (used in) investing activities.........   (17,686)        --        (14)
                                                              --------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term debt.............................        --         --      1,893
  Proceeds from long-term debt..............................     5,632         --         --
  Repayment of short-term debt..............................        --         --     (1,500)
  Repayment of notes payable................................      (953)    (1,000)    (1,000)
  Principal payments on capital lease obligations...........      (171)      (106)      (151)
  Deferred offering costs...................................     1,142     (1,142)        --
  Deferred financing costs..................................      (300)        --         --
  Proceeds from issuances of common stock and warrants, net
     of repurchases and repayment of stockholder notes
     and issuances costs....................................    16,235         33         58
  Net proceeds from issuances of convertible preferred stock
     and warrants...........................................    11,981      4,084      3,941
                                                              --------    -------    -------
Net cash provided by financing activities...................    33,566      1,869      3,241
                                                              --------    -------    -------
Net increase in cash and cash equivalents...................    10,770         64         84
Cash and cash equivalents at beginning of period............     2,045      1,981      1,897
                                                              --------    -------    -------
Cash and cash equivalents at end of period..................  $ 12,815    $ 2,045    $ 1,981
                                                              ========    =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest......................................  $    346    $   210    $   335
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES
Equipment purchased under capital leases....................  $     91    $   326    $    95
                                                              ========    =======    =======
Conversion of debt obligations and accrued interest to
  Preferred Stock...........................................  $     --    $    --    $ 1,937
                                                              ========    =======    =======
Deferred compensation related to stock option grants........  $    635    $ 1,480    $    --
                                                              ========    =======    =======
Warrants issued in connection with lease and borrowing
  transactions..............................................  $     80    $   372    $    --
                                                              ========    =======    =======

                            See accompanying notes.

                                 RIBOGENE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Basis of Presentation

     RiboGene, Inc. (the "Company") was incorporated in the State of California on May 5, 1989. The Company was originally founded to develop laboratory equipment for cell-free protein synthesis. In January 1993, the Company discontinued development of the lab equipment and began to focus its research and development efforts on the identification of novel leads and the development of potential drug candidates for the treatment of infectious diseases. The Company's research effort initially focused on infections caused by fungi and viruses. In 1996, the Company expanded its research efforts to include infections caused by bacteria. During 1998, the Company was reincorporated in the State of Delaware and completed an initial public offering (see Note 6). Also during 1998, the Company significantly expanded its chemistry operations and established new collaborations. Accordingly, the Company is no longer classified as a development stage company.

     The Company has sustained operating losses since inception and expects such losses to continue as it furthers its research and development programs. From inception to December 31, 1998, the Company incurred cumulative net losses of approximately $42,258,000. The Company will need to obtain additional funds from outside sources to continue its research and development activities, fund operating expenses and pursue regulatory approvals for its products under development. Management believes that sufficient funds are available to support planned operations through at least mid-2001. The Company may seek to fund its operations thereafter through collaborative arrangements and through public or private financings, including debt or equity financings.

     All common stock and common per share amounts have been retroactively restated to reflect a one-for - 14 reverse stock split which was effected in May 1998 (see Note 6). All references to the numbers of shares and share prices retroactively reflect post-split activity.

  Use of Estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash and Cash Equivalents and Short Term Investments

     The Company considers all highly liquid investments with a maturity from the date of purchase of three months or less to be cash equivalents.

     The Company classifies its investments as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, if any, reported in a separate component of stockholders' equity. As of December 31, 1998, the amortized cost of the Company's investments approximated their fair value. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in income. The Company has not experienced any realized gains or losses on its cash equivalents. The cost of securities sold is based on the specific identification method. Cash and cash

                                 RIBOGENE, INC.

                               DECEMBER 31, 1998

equivalents and short-term investments at December 31, 1998 and 1997 consists of the following (in thousands):

                                                              DECEMBER 31,
                                                            -----------------
                                                             1998       1997
                                                            -------    ------
Demand deposits with banks and money market funds.........  $12,815    $2,045
Corporate debt securities and instruments
  - Maturing 1999.........................................   13,133        --
  - Maturing 2000.........................................    3,570        --
                                                            -------    ------
                                                            $29,518    $2,045
                                                            =======    ======

  Deferred Offering Costs

     Costs related to offering of the Company's stock were deferred until the completion of the offering and were offset against proceeds from the offering.

  Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the assets which range from four to five years. Assets recorded under capital leases are amortized using the straight-line method over the shorter of the useful life or the lease term.

  Revenue Recognition

     Revenue earned under collaborative research agreements is recognized as the related services are performed and research expenses are incurred. Amounts received in advance of services to be performed are recorded as deferred revenue until the related expenses are incurred. Non-refundable milestone payments, which do not require the Company to perform additional services, are recognized as revenue in the period earned. The Company has not received nor recognized as revenue any milestone payments to date.

     The Company has received government grants which support the Company's research effort in specific research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various awards.

  Net Loss Per Share

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") and the provisions of Securities and Exchange Commission Staff Accounting Bulletin No.
98. SFAS 128 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share, if more dilutive, for all periods presented.

     In accordance with SFAS 128, basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.

                                 RIBOGENE, INC.

                               DECEMBER 31, 1998

     The following table sets forth the calculation of basic net loss per share (in thousands, except per share amounts):

                                                  YEARS ENDED DECEMBER 31,
                                               ------------------------------
                                                 1998       1997       1996
                                               --------    -------    -------
Net loss attributable to common
  stockholders...............................  $(14,550)   $(4,113)   $(3,863)
                                               ========    =======    =======
Weighted average shares of common stock
  outstanding................................     3,244        100         73
                                               --------    -------    -------
Basic net loss per common share..............  $  (4.49)   $(41.13)   $(52.92)
                                               ========    =======    =======

     Pro forma net loss per share has been computed as described above and also gives effect to the conversion of the convertible preferred stock that automatically converted upon completion of the Company's initial public offering (using the as-if converted method) from the original date of issuance. Pro forma net loss per share for the year ended December 31, 1998 and 1997 was $3.43 and $1.95, respectively. Shares used in computing the pro forma net loss per share were 4,248,000 and 2,109,000 for the years ended December 31, 1998 and 1997, respectively.

     Diluted net loss per share has not been presented separately as, due to the Company's net loss position, it is anti-dilutive. Had the Company been in a net income position at December 31, 1998 and 1997, shares used in calculating diluted earnings per share would have included the effect of an additional 2,410,000 and 1,290,000 shares related to the Company's outstanding stock options and warrants (prior to the application of the treasury stock method), respectively.

  Accounting for Stock Options and Warrants

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

  New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for reporting comprehensive income and was adopted by the Company during 1998. The Company has determined that it operates in a single segment and the impact of adopting SFAS 131 on its financial statement disclosures was not material. SFAS 131 establishes standards for annual and interim disclosures of operating segments, product and services, geographic areas and major customers.

                                 RIBOGENE, INC.

                               DECEMBER 31, 1998

 2. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        1998           1997
                                                     -----------    ----------
Laboratory equipment...............................  $ 1,538,000    $  734,000
Office and computer equipment......................      615,000       352,000
Furniture and fixtures.............................      312,000       231,000
Leasehold improvements.............................       47,000        52,000
                                                     -----------    ----------
                                                       2,512,000     1,369,000
Less accumulated depreciation and amortization.....   (1,123,000)     (898,000)
                                                     -----------    ----------
Property and equipment, net........................  $ 1,389,000    $  471,000
                                                     ===========    ==========

     Property and equipment includes approximately $2,124,000 and $781,000 of equipment under capital leases and loans to finance capital purchases for the years ended December 31, 1998 and 1997, respectively, that are pledged as security for the related lease obligations. Accumulated amortization related to financed assets totaled $549,000 and $338,000 for the years ended December 31, 1998 and 1997, respectively.

 3. DEVELOPMENT AND COLLABORATION AGREEMENTS

     In January 1998, the Company entered into a collaboration with Dainippon for two of its targets in the antibacterial program. As part of the Dainippon Collaboration, Dainippon has agreed to provide the Company with research support payments over three years, and fund additional research and development at Dainippon. In February 1998, Dainippon made a payment of $2,000,000, of which $1,833,000 was recognized by the Company as revenue through December 31, 1998, based on costs incurred during the period. Collaborative research payments from Dainippon are non-refundable. The Company may also be entitled to receive milestone payments upon the achievement of mostly late-stage clinical and regulatory milestones in the amount of up to $10,000,000, consisting of up to $5,000,000 in milestones through approval in Japan and an additional $5,000,000 through approval in one other major market territory, for each product developed through the collaboration. RiboGene also has the right to co-promote, in Europe and the U.S., any products resulting from the collaboration. In connection with this agreement, Dainippon also purchased 756,144 shares of Series G preferred stock, which converted to common stock upon the Company's initial public offering (see Note 6).

     In September, 1998, the Company issued Dainippon 230,000 shares of common stock in exchange for an increased royalty interest in the sales from future products, as defined in the collaboration agreement between the Company and Dainippon. As a result of this transaction, the Company recognized a $747,000 one-time non-cash charge to research and development expense during 1998, representing the fair market value of the common stock at the date of issuance.

     In July, 1998, the Company entered into an option and license agreement with Roberts Pharmaceutical Corporation ("Roberts") for the development of Emitasol, an intranasally administered drug being developed for the treatment of diabetic gastroparesis and for the prevention of delayed onset emesis. Roberts also made a $10,000,000 equity investment in RiboGene by purchasing 1,428,572 shares of Series A non-voting convertible preferred stock (the "Series A Preferred Stock") at $7.00 per share. Holders of the Series A Preferred Stock are entitled to non-cumulative dividends, when and if declared by the Board of Directors, and have a liquidation preference, prior to any declared dividends, equal to the original issue price of $7.00 per share. The Series A Preferred Stock is convertible into common stock on a one-for-one basis, provided, however, that on or following each of the first three annual anniversary dates of the stock issuance, the holders of the Series A

                                 RIBOGENE, INC.

                               DECEMBER 31, 1998

Preferred Stock can only convert up to 33%, 50% and 100% of their shares, respectively. Additionally, holders of the Series A Preferred Stock may request that the Company register up to 20% of the converted shares in any twelve-month period.

     Under the terms of the option and license agreement, Roberts will conduct clinical trials using Emitasol and, if those are successful, submit a New Drug Application ("NDA") for Emitasol. If FDA regulatory approval is obtained, Roberts will have 60 days to exercise an exclusive option for a license to market Emitasol in North America. Roberts has agreed to make a payment to RiboGene of up to $10,000,000 upon the exercise of the option and to pay a royalty on product sales. RiboGene will provide up to $7,000,000 in funding for the development of Emitasol through completion of Phase III trials and the submission of an NDA, with the balance, if any, provided by Roberts. As of December 31, 1998, the Company had recognized approximately $400,000 of development expenses for costs incurred by Roberts through that date.

     In July, 1998, the Company entered into a material transfer, screening and collaboration agreement with EnzyMed to screen and test compounds provided by EnzyMed. The Company and EnzyMed will develop a mutually agreed upon plan for the development of compounds that meet certain criteria. Future revenues, if any, resulting from the sale of any compound discovered as part of this collaboration will be shared by each party by a predetermined formula based on a percentage of risk taken by each party. The agreement may be terminated at any time upon written notice which would be effective 30 days after the end of any current four-month screening period.

     In September 1997, the Company entered into a material transfer and screening agreement with ArQule, Inc. ("ArQule") a combinatorial chemistry company which grants the Company access to ArQule's proprietary combinatorial chemistry libraries. The Company is actively screening compounds supplied by ArQule in certain of its assays. If the Company detects activity with one of these compounds, the Company will have an opportunity to enter into a collaboration agreement for such compounds. This agreement can be terminated by the Company upon 30 days notice without any further obligation.

     In April 1996, the Company entered into collaborative research and license agreements with Abbott Laboratories ("Abbott") to discover and develop antifungal products identified using the Company's drug discovery technology. This agreement granted Abbott the exclusive worldwide right to develop and market antifungal products discovered with the Company. Abbott agreed to make contract research payments of up to $5,000,000 for the Company's antifungal research activity over a three-year period. Specifically, the Company's activities included screening compound samples, the identification of new targets and the design and implementation of assays incorporating these targets. The Company had no obligation to incur expenses in excess of the funds provided by Abbott. During 1996 and 1997, Abbott made payments of $1,668,000 in each year pursuant to this agreement, of which $1,112,000 and $1,668,000, respectively, was recognized as revenue based on costs incurred during the period. Collaborative research payments from Abbott were non-refundable. On February 6, 1998, Abbott notified the Company of its intent to end its research collaboration with the Company effective April 8, 1998. During 1998, the Company recognized $736,000 in revenue from Abbott, consisting of $556,000 which had been deferred at December 31, 1997 and a final additional payment of $180,000. There are no future performance obligations of either the Company or Abbott.

     In April 1997, the Company entered into an agreement with the University of Washington, which was amended in October 1997, pursuant to which RiboGene received an exclusive worldwide license to certain patent rights and technology. Under the agreement, the Company paid an upfront license fee and has agreed to pay a minimal quarterly license maintenance fee and a milestone payment of $250,000 upon the approval of an NDA for a compound developed using the licensed patent rights. Once a compound is selected for development, the Company will be obligated to complete certain development milestones at its own expense. To date, no compound has been selected for development.

                                 RIBOGENE, INC.

                               DECEMBER 31, 1998

 4. NOTES PAYABLE

     In December 1998, the Company received $5,000,000 in proceeds from the issuance of a long-term note payable to a bank. The note requires monthly interest only payments at prime plus 1.0%. The rate at December 31, 1998 was 8.75%. The principal is due at the end of the three-year term. The loan is collateralized by a perfected security interest in all the unencumbered assets of the Company and requires that the Company maintain its depository accounts with the bank with a minimum of $5,000,000 in aggregate cash and depository balances. The Company is also required to comply with financial covenants based on certain ratios. At December 31, 1998, the Company was in compliance with all required covenants. In connection with this financing arrangement, the Company issued to the placement agent a warrant to purchase 50,000 shares of common stock at an exercise price of $2.50 per share. The warrant expires in December 2003. The warrant has been assigned a value of $80,000, which is being amortized over the term of the loan along with an additional $300,000 in placement and bank fees paid by the Company. The valuation of the warrant was determined using the Black-Scholes method with the following assumptions: an expected life of 5 years; an expected volatility factor of 0.7; risk free interest rate of 5%; a dividend yield of 0%; and an estimated fair value of the underlying Common Stock at the date of grant of $2.94.

     In September 1998, the Company entered into a $2,000,000 arrangement for financing capital purchases. The loan is collateralized by the underlying equipment, payable over a four-year term at an interest rate of 7.2% plus an index rate based on U.S. Treasury Notes. At December 31, 1998, $620,000 was outstanding under notes from this arrangement at an interest rate of 12.72%.

 5. COMMITMENTS

     The Company leases certain facilities and laboratory and office equipment. Future minimum lease payments under such noncancelable leases at December 31, 1998 are as follows:

                                                      YEAR ENDED DECEMBER 31
                                                     ------------------------
                                                      CAPITAL      OPERATING
                                                      LEASES        LEASES
                                                     ---------    -----------
1999...............................................  $ 207,000    $   630,000
2000...............................................    226,000        617,000
2001...............................................     33,000        630,000
2002...............................................         --        654,000
2003...............................................         --        672,000
Thereafter.........................................         --      7,211,000
                                                     ---------    -----------
          Total minimum payments required..........    466,000    $10,414,000
                                                                  ===========
Less amount representing interest..................    (84,000)
                                                     ---------
Present value of future lease payments.............    382,000
Less current portion...............................   (158,000)
                                                     ---------
Long-term portion..................................  $ 224,000
                                                     =========

     Rent expense for operating leases was approximately $891,000, $347,000 and $213,000 in the years ended December 31, 1998, 1997 and 1996, respectively. In 1997, the Company entered into a facility lease which provides for scheduled rent increases annually over the 15-year term. The rent is being recognized as expense on a straight-line basis and the actual cash flow is included in the future minimum lease payment schedule above. In connection with the facility lease, the Company issued to the landlord a six year warrant to purchase 17,850 shares of Common Stock at $31.51 per share. The warrant was assigned a value of $290,000 which is being amortized over the vesting period of the warrant. Such valuation was determined using the Black-Scholes method with the following assumptions: an expected life of six years; an expected volatility factor of

                                 RIBOGENE, INC.

                               DECEMBER 31, 1998

0.7; a risk-free interest rate of 6%; a dividend yield of 0%; and an estimated fair value of the underlying common stock of $30.00.

     In January 1994, the Company entered into a five-year consulting agreement that provides for payments of $50,000 per quarter from January 1995 through December 1999. In 1995, the Company determined it would no longer require the services of the consultant at a level commensurate with the amounts payable in 1996 through 1999, and therefore the remaining present value of the unpaid balance (discounted at 10.5%) amounting to $646,000 was recognized as expense in the accompanying statement of operations.

 6. STOCKHOLDERS' EQUITY

  Initial Public Offering

     In June 1998, the Company consummated an initial public offering (the "Offering") with the issuance of 2,300,000 shares of common stock at a price of $7.00 per share. Concurrently with the closing of the Offering, the Company sold 571,429 additional shares of common stock at $7.00 per share to Abbott in a private placement. Proceeds from the Offering and private placement net of issuance costs were $16,221,000.

     The Company filed a Certificate of Amendment in the State of Delaware to effect a one-for-14 reverse stock split of all outstanding shares of common stock, and common stock options and warrants in May 1998. As a result of the reverse stock split, each share of Series A through E and G preferred stock converted into 0.0714 of a share of common stock. Each share of Series F preferred stock converted into 0.6429 of a share of common stock. The Series F preferred stock contained certain antidilution provisions that resulted in the Series F preferred stock holders receiving an additional 1,141,317 shares of common stock upon conversion. The value of this additional common stock, $7,989,000, has been deemed to be equivalent of a preferred stock dividend. The Company recorded the deemed dividend at the time of conversion by offsetting charges and credits to additional paid in capital, without any effect on total stockholders' equity. The amount increased the loss allocable to common stockholders, in the calculation of basic net loss per share for the year ended December 31, 1998. Following the Offering, the Company filed a Restated Certificate of Incorporation to reduce the authorized stock of the Company such that the Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock, and 30,000,000 shares of $0.001 par value common stock.

  Preferred Stock

     At December 31, 1998, 1,428,572 shares of Series A non-voting convertible preferred stock were issued and outstanding, pursuant to a stock purchase agreement with Roberts Pharmaceutical Corporation (see Note 3).

  Placement Agent Unit Options

     In connection with the sale of Series F preferred stock in 1997, the Company issued the placement agent an option to purchase units (the "Placement Agent Units") that consisted of one share of Series F preferred stock and one Class A common stock warrant. In addition, the Company entered into a two-year Financial Advisory Agreement with the placement agent pursuant to which the Company issued the placement agent options to purchase additional Placement Agent Units. As a result of certain anti-dilution provisions upon the closing of the Company's initial public offering, options to acquire a total of 733,755 shares of common stock and 40,739 Class A Warrants with an aggregate option exercise price of approximately $708,000 became exercisable. The options to acquire Placement Agent Units issued pursuant to the Financial Advisory Agreement have been assigned a value of $1,300,000 which has been expensed and included in the loss from operations for the year ended December 31, 1997, as the Company did not believe it would receive future services commensurate with this amount. The value of the Placement Agent Units was determined at the date

                                 RIBOGENE, INC.

                               DECEMBER 31, 1998

of issuance using the Black-Scholes method with valuation assumptions as follows: expected life of 10 years; risk free interest rate of 6%; an expected volatility factor of .5; a dividend yield of 0%; and a fair value of the underlying units of $4.34. The fair value of the underlying units was determined by reference to the price paid by investors in the Series F preferred stock financing, giving consideration to the fact that each Placement Agent Unit consisted of two shares of Series F preferred stock and one Class A warrant. The Company also accrued an additional $96,000 of fees due to the placement agent.

  Warrants

     From time to time, the Company issued warrants in connection with equity, financing, debt, and lease arrangements. The Company had outstanding warrants at December 31, 1998 as follows:

                                               WEIGHTED AVERAGE    WEIGHTED AVERAGE
                                                EXERCISE PRICE        REMAINING
                                                 PER SHARE OF      CONTRACTUAL LIFE
          CLASS OF STOCK            SHARES       COMMON STOCK         (IN YEARS)
          --------------            -------    ----------------    ----------------
Class A common stock warrants.....  162,967         $ 7.00               4.5
Other common stock warrants.......  200,157         $14.44               2.1
                                    -------
          Total...................  363,124         $11.10               3.2
                                    =======

     At December 31, 1997 and 1996, there were outstanding warrants to acquire, 328,224 and 108,348 shares of common stock (on an as-converted to common stock basis), respectively, at weighted average exercise prices per common share of $12.22 and $14.64 respectively. During 1998, 15,100 warrants expired, and no warrants were exercised, cancelled or forfeited in 1996, 1997 or 1998. All warrants were fully exercisable upon issuance.

  Stock Option Plans

     For employees and consultants, the Company has three stock option plans (the "Plans"), the 1993 Stock Plan, the 1997 Equity Incentive Plan and the 1998 Non-Officer Employee Stock Option Plan. Under the terms of the Plans, the Board of Directors may grant stock purchase rights and stock options. Stock purchase rights may not be issued at less than 85% of the fair value of the common stock at the date of grant and generally provide the Company with a repurchase right in the event of termination of employment which lapses over periods specified by the Board of Directors. Options granted pursuant to the Plans may be either incentive stock options or nonstatutory stock options, at the discretion of the Board of Directors. Incentive stock options may be granted to employees with exercise prices of no less than the fair market value and nonstatutory options may be granted to employees or consultants at exercise prices of no less than 85% of the fair value of the common stock on the grant date, as determined by the Board of Directors. If, at the time the Company grants an option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the option price shall be at least 110% of the fair market value and the option shall not be exercised more than five years after the date of grant. Except as noted above, options expire no more than 10 years after the date of grant or earlier if employment is terminated. Options become exercisable as determined by the Board of Directors, generally over a period of four years. Through December 31, 1998, a total of 1,695,357 shares have been reserved for issuance under the Plans.

     Additionally, the Company has a stock option plan for its Board of Directors, the 1997 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for automatic grants of options to purchase shares of common stock to non-employee directors of the Company. There are 80,000 shares of common stock reserved for issuance under the Directors' Plan.

                                 RIBOGENE, INC.

                               DECEMBER 31, 1998

     The following table summarizes option activity under the Plans and the Directors' Plan:

                                                                     WEIGHTED-
                                                                      AVERAGE
                                                      NUMBER OF    EXERCISE PRICE
                                                       OPTIONS       PER SHARE
                                                      ---------    --------------
Balance at December 31, 1995......................      157,488        $ 3.22
Granted with exercise prices equal to fair
  value...........................................       11,127        $ 3.22
Granted with exercise prices greater than fair
  value...........................................        2,142        $31.51
Exercised.........................................      (20,823)       $ 2.66
Canceled..........................................      (20,868)       $ 3.36
                                                      ---------
Balance at December 31, 1996......................      129,066        $ 3.78
Granted with exercise prices equal to fair
  value...........................................       73,824        $ 3.15
Exercised.........................................       (6,850)       $ 3.75
Canceled..........................................       (9,540)       $ 3.16
                                                      ---------
Balance at December 31, 1997......................      186,500        $ 3.57
Granted with exercise prices equal to fair
  value...........................................      864,259        $ 2.58
Granted with exercise price below fair value......      579,000        $ 5.56
Exercised.........................................     (115,355)       $ 2.54
Canceled..........................................     (240,668)       $ 5.46
                                                      ---------
Balance at December 31, 1998......................    1,273,736        $ 3.54
                                                      =========

     In December 1998, the Board of Directors authorized the cancellation and regrant of employee options to purchase 206,900 shares of common stock effective as of the close of business on December 11, 1998 at an exercise price equal to the then fair value of the Company's common stock of $2.375 per share. Under the terms of the option exchange, the new options maintain the same vesting and expiration terms. The Company's officers did not participate in the option exchange.

     Through December 31, 1998, the Board of Directors granted 56,007 common stock purchase rights under the Plans, all of which have been exercised for cash and promissory notes. Of this amount, 5,146 shares have been repurchased through December 31, 1998 and 14,288 shares are subject to the Company's repurchase right or vesting at December 31, 1998 which generally lapses over four years. The promissory notes bear interest at 5.29% to 6.73%. At December 31, 1998, 303,660 shares were available for future grant or sale.

     During 1998, the Board of Directors granted the Company's officers, 110,000 shares of restricted stock and 430,000 shares of incentive stock options out of the 1997 Equity Incentive Plan. 129,000 of such options are subject to stockholder approval. The incentive stock options have an exercise price equal to the grant date fair value of the Company's common stock of $2.50 per share. The restricted stock and the incentive stock options are subject to vesting based on the performance of the Company's common stock, such that the initial 25% is vested when the target stock price of $5.00 is attained as measured by a 90 day trailing period, and then for each $1.00 further increase in stock price, an additional 25% of the shares shall vest. The restricted stock and incentive options will automatically vest after seven years. The Company will record compensation expense for the restricted stock as the shares vest. All of the restricted stock is subject to the Company's repurchase right, which lapses over the vesting period.

                                 RIBOGENE, INC.

                               DECEMBER 31, 1998

     The following table summarizes information about options outstanding at December 31, 1998:

                       OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
               -----------------------------------   -------------------
                                        WEIGHTED-
                                         AVERAGE
                           WEIGHTED-    REMAINING              WEIGHTED-
                            AVERAGE    CONTRACTUAL              AVERAGE
  EXERCISE                 EXERCISE       LIFE                 EXERCISE
    PRICE       NUMBER       PRICE     (IN YEARS)    NUMBER      PRICE
  --------     ---------   ---------   -----------   -------   ---------
$2.10 - $2.80    732,890    $ 2.38        8.34       418,174    $ 2.30
$3.00 - $3.38    127,908    $ 3.16        8.18        62,723    $ 3.15
$4.20 - $5.63    410,795    $ 5.12        8.61        73,546    $ 3.27
$31.51             2,143    $31.51        7.72         2,143    $31.51
               ---------                             -------
               1,273,736    $ 3.39        8.41       556,586    $ 2.64
               =========                             =======

     At December 31, 1997, 94,916 options were exercisable.

     For certain options granted in 1997 and 1998, the Company has recognized deferred compensation expense of approximately $1,480,000 and $635,000, respectively. These amounts are being amortized to expense over the vesting period of the options. A total of $118,000 and $461,000 was amortized to compensation expense in 1997 and 1998, respectively.

     During 1996, the Company adopted SFAS 123. Using the Black-Scholes method to value options and stock purchase rights granted to employees subsequent to its initial public offering and the minimum value method prior to the offering resulted in a pro forma net loss of $14,930,000 and $4,175,000 and a pro forma net loss per share of $4.60 and $41.75 for the year ended December 31, 1998 and 1997, respectively. The effect on historical net loss and net loss per share amounts in 1996 was immaterial and has not be presented. In future years, the applications of SFAS 123 may result in a pro forma net loss which is materially different from actual reported results. The valuation methods were applied using the following weighted average assumptions for 1995, 1996, 1997, and 1998 respectively; risk free interest rates of 6.34%, 6.35%, 6.0% and 5.0%, an expected option life of 5 years and no annual dividends. Since newly public companies do not have a statistical measure of historical volatility, an expected volatility factor of 0.7 was used in 1998, which is comparable to similarly situated companies in the biotechnology industry. The weighted-average fair value of options and stock purchase rights granted with exercise prices equal to the fair value of the Company's stock on the date of grant during 1995, 1996, 1997 and 1998 was $0.85, $0.85, $0.80 and $2.58, respectively.

  Employee Stock Purchase Plan

     In March 1998, the Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 600,000 shares of common stock. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value at the beginning or end of the applicable offering period. No shares were issued under the Purchase Plan through December 31, 1998.

                                 RIBOGENE, INC.

                               DECEMBER 31, 1998

  Reserved Shares

     The Company has reserved shares of Common Stock for future issuance as follows:

                                                              DECEMBER 31,
                                                                  1998
                                                              ------------
Stock option and purchase plans:
Outstanding options.........................................   1,273,736
Employee Stock Purchase Plan................................     600,000
Convertible preferred stock issued and outstanding..........   1,428,572
Upon exercise of Placement Agent Unit Options...............     733,755
Class A warrants (including Class A warrants underlying
  Placement Agent Unit Options).............................     203,706
Common stock warrants.......................................     200,157
Reserved for future grant or sale...........................     303,660
                                                               ---------
                                                               4,743,586
                                                               =========

 7. INCOME TAXES

     Significant components of the Company's deferred tax assets are as follows:

                                                          DECEMBER 31
                                                  ----------------------------
                                                      1998            1997
                                                  ------------    ------------
Net operating loss carryforward.................  $ 12,100,000    $ 10,430,000
Research and development credit carryforward....     1,100,000         950,000
Capitalized research and development............       600,000       1,050,000
Acquired research and development...............     1,300,000       1,400,000
Other...........................................       600,000         486,000
                                                  ------------    ------------
Gross deferred tax assets.......................    15,700,000      14,316,000
Valuation allowance.............................   (15,700,000)    (14,316,000)
                                                  ------------    ------------
Net Deferred tax assets.........................  $         --    $         --
                                                  ============    ============

     The valuation allowance increased by $1,436,000 and $1,500,000 for the years ended December 31, 1996 and 1997, respectively.

     As of December 31, 1998, the Company had federal net operating loss carryforwards of approximately $34,800,000. The Company also had federal and state research and development tax credit carryforwards of approximately $700,000 and $500,000, respectively. The net operating loss and credit carryforwards will expire at various dates beginning on 2004 through 2018, if not utilized.

     The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a "change of ownership" as described in Section 382 of the Internal Revenue Code may limit the Company's utilization of its net operating loss and tax credit carryforwards.

                                 RIBOGENE, INC.

                               DECEMBER 31, 1998

 8. SUBSEQUENT EVENTS

  Warrants

     In January 1999, the Company entered into an arrangement for services with a consultant. In connection with this arrangement, the Company agreed to issue warrants to purchase 125,000 shares of common stock at prices ranging from $3.00 to $4.20 per share based on the completion of certain contractual milestones. The warrants will generally vest fully six months after the date of grant and be exercisable for a period of five years from grant date. The Company will record compensation expense as the services are provided.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required is hereby incorporated by reference from the information contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, filed with the Commission pursuant to Regulation 14A (the "Proxy Statement") under the headings "Nominees" and "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is hereby incorporated by reference from information contained in the Proxy Statement under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is hereby incorporated by reference contained in the Proxy Statement under the heading of "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is hereby incorporated by reference from information contained in the Proxy Statement under the heading "Certain Transactions" and "Executive Compensation."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report on Form 10-K:

     (1) Financial Statements:
        Report of Ernst & Young LLP, Independent Auditors
        Balance Sheets
        Statements of Operations
        Statement of Stockholders' Equity
        Statements of Cash Flows
         Notes to Financial Statements

     (2) Financial Statements schedules have been omitted from this report because the information is provided in the Financial Statements or is not applicable.

     (3) Exhibits

EXHIBIT
 NUMBER                               EXHIBITS
--------                              --------
 (1)3.1     Restated Certificate of Incorporation of the Registrant.
 (1)3.2     Bylaws of the Registrant.
 (1)4.1     Specimen Stock Certificate.
 (1)4.2     Tenth Amended and Restated Rights Agreement among the
            Registrant and the investors named therein, dated January
            27, 1998.
 (1)4.3     Form of Class A Warrant Certificates for Purchase of Common
            Stock, dated June 23, 1997.
 (1)4.4     Unit Purchase Option Warrant for the Purchase of 342,399
            Option Units, issued by the Registrant to Paramount Capital,
            Inc., dated June 23, 1997.

EXHIBIT
 NUMBER                               EXHIBITS
--------                              --------
 (1)4.5     Unit Purchase Option Warrant for the Purchase of 228,266
            Option Units, consisting of Shares of Preferred Stock and
            Warrants, issued by the Registrant to Paramount Capital,
            Inc., dated June 23, 1997.
 (1)4.6     Warrant Agreement between the Registrant and Paramount
            Capital Inc., dated June 23, 1997.
 (1)4.7     Warrant for Common Stock, issued by the Registrant to
            Paramount Capital Inc., dated March 12, 1997.
 (1)4.8     Warrant for Series B Preferred Stock, issued by the
            Registrant to Dominion Ventures, dated August 9, 1991.
 (1)4.9     Warrant for Series C Preferred Stock, issued by the
            Registrant to Dominion Ventures, dated June 18, 1993.
 (1)4.10    Warrant for Series E Preferred Stock, issued by the
            Registrant to Dominion Fund II, dated August 2, 1996.
 (1)4.11    Warrant for Series E Preferred Stock, issued by the
            Registrant to Silicon Valley Bank, dated September 25, 1995.
 (1)4.12    Warrant for Series E Preferred Stock, issued by the
            Registrant to Silicon Valley Bank, dated May 19, 1995.
 (1)4.13    Warrant for Series E Preferred Stock, issued by the
            Registrant to Venture Lending, dated December 23, 1996.
 (1)4.14    Warrant for Common Stock, issued by the Registrant to SBC
            Warburg, dated September 20, 1995.
 (1)4.15    Warrant for Common Stock, issued by the Registrant to Judith
            Donaldson, dated September 20, 1995.
 (1)4.16    Warrant for Series E Preferred Stock, issued by the
            Registrant to Dominion Ventures, dated June 13, 1994.
 (1)4.17    Warrant for Common Stock, issued by the Registrant to Hyline
            Laboratories, dated January 5, 1994.
 (1)4.18    Warrant for Common Stock, issued by the Registrant to Rip
            Grossman and Associates, Inc., dated January 5, 1994.
 (1)4.19    Form of Warrant Agreement (including the Form of Warrant) to be entered into among the Registrant and the Representative.
 (1)4.20    Warrant for Common Stock, issued by Registrant to Hyline
            Laboratories, Inc., dated December 31, 1997.
 (1)4.21    Investor Rights Agreement among the Registrant and the
            investors named therein, dated June 23, 1997.
 (1)4.22    Amendment to Unit Purchase Option Warrant to purchase
            342,399 Option Units, issued by the Registrant to Paramount
            Capital, Inc., dated April 6, 1998.
 (1)4.23    Amendment to Unit Purchase Option Warrant to purchase
            228,266 Option Units, issued by the Registrant to Paramount
            Capital, Inc., dated April 6, 1998.
    4.24    Form of Warrant for Common Stock, issued by Registrant to
            Reedland Capital Partners.
(1)10.1     License Agreement between the Registrant and Abbott
            Laboratories, dated April 26, 1996.
(1)10.2     Research Agreement between the Registrant and Abbott
            Laboratories, dated April 26, 1996.
(1)10.3     Series E Preferred Stock Purchase Agreement between the
            Registrant and Abbott, dated April 26, 1996.

EXHIBIT
 NUMBER                               EXHIBITS
--------                              --------
(1)10.4     License Agreement between the Registrant and University of
            Washington, dated April 4, 1997.
(1)10.5     Collaboration Agreement between the Registrant and Houghten
            Pharmaceuticals, dated April 12, 1995, as amended on April
            10, 1997.
(1)10.6     1993 Stock Plan.
(1)10.7     Stock Option Agreement pursuant to 1993 Stock Plan.
(1)10.8     Form of Restricted Stock Purchase Agreement pursuant to 1993
            Stock Plan.
(1)10.9     Employment Agreement between the Registrant and Charles J.
            Casamento, dated May 11, 1993.
(1)10.10    Change of Control Agreement between the Registrant and
            Charles Casamento, dated July 20, 1995.
(1)10.11    Employment Letter Agreement between the Registrant and Laura
            S. L. Gaeta, dated May 6, 1994.
(1)10.12    Change of Control Agreement between the Registrant and Laura
            S. L. Gaeta, dated July 20, 1995.
(1)10.13    Employment Letter Agreement between the Registrant and
            Timothy E. Morris, dated May 31, 1995.
(1)10.14    Change of Control Agreement between the Registrant and
            Timothy E. Morris, dated June 30, 1995.
(1)10.15    Real Property Lease between the Registrant and Hayward Point
            Eden I Limited Partnership, dated March 7, 1997.
(1)10.16    First Amendment to Real Property Lease between the
            Registrant and Hayward Point Eden I Limited Partnership,
            dated September 24, 1997.
(1)10.17    Real Property Lease between the Registrant and Hall
            Properties, Inc., dated February 6, 1992.
(1)10.18    Placement Agency Agreement between the Registrant and
            Paramount Capital, Inc., dated August 1, 1996.
(1)10.19    Subscription Agreement for the Purchase and Sale of Premium
            Preferred Units, dated June 23, 1997.
(1)10.20    Asset Purchase Agreement by and among the Registrant, Hyline
            Laboratories, and Michael Ashkin, dated January 5, 1994.
(1)10.21    Non-Competition Agreement between the Registrant and Michael
            Ashkin, dated January 5, 1994.
(1)10.22    Consulting Agreement between the Registrant and Michael
            Ashkin, dated January 5, 1994.
(1)10.23    Secured Promissory Notes issued to Hyline Laboratories,
            dated January 5, 1994.
(1)10.24    Master Lease Agreement between the Registrant and Dominion
            Ventures, dated August 9, 1991.
(1)10.25    Form of Scientific Advisor Agreement.
(1)10.26    Consulting Agreement between the Registrant and Michael
            Mathews, dated April 13, 1993.
(1)10.27    Consulting Agreement between the Registrant and Joe B.
            Harford, dated July 11, 1997.
(1)10.28    Consulting Agreement between the Registrant and Michael
            Katze, dated February 6, 1997.
(1)10.29    Consulting Agreement between the Registrant and Nahum
            Sonenberg, dated January 29, 1993.
(1)10.30    Approval of Outside Activity by Alan Hinnebusch, dated
            October 15, 1992.

EXHIBIT
 NUMBER                               EXHIBITS
--------                              --------
(1)10.31    Form of Indemnification Agreement between the Registrant and the parties identified on Attachment A thereto.
(1)10.32    Financial Advisory Agreement between the Registrant and
            Paramount Capital, Inc., dated June 23, 1997.
(1)10.33    Letter Agreement between the Registrant, Hyline
            Laboratories, Inc. and Michael Ashkin dated December 31,
            1997.
(1)10.34    License Agreement between the Registrant and Dainippon
            Pharmaceutical Co., Ltd. dated January 27, 1998.
(1)10.35    Research Agreement between the Registrant and Dainippon
            Pharmaceutical Co., Ltd. dated January 27, 1998.
(2)10.36    1998 Equity Incentive Plan.
(2)10.37    1998 Non-Employee Directors Stock Option Plan.
(2)10.38    1998 Employee Stock Purchase Plan.
(3)10.39    Stock Purchase Agreement, dated May 29, 1998, between the
            Company and Abbott Laboratories.
(4)10.40    Option and License Agreement by and between the Company and
            Roberts Pharmaceutical Corporation dated July 6, 1998.
(4)10.41    Stock Purchase Agreement by and between the Company and
            Roberts Pharmaceutical Corporation dated July 16, 1998.
(4)10.42    Rights Agreement by and between the Company and Roberts
            Pharmaceutical Corporation dated July 6, 1998.
(4)10.43    Amendment No. 1 to Option and License Agreement by and
            between the Company and Dainippon Pharmaceutical Co. Ltd.
            dated September 18, 1998.
(4)10.44    Common Stock Purchase Agreement by and between the Company and Dainippon Pharmaceutical Co. Ltd. dated September 18,
            1998.
   10.45    Loan Agreement by and between the Company and Venture
            Lending Group, dated December 24, 1998.
   23.1     Consent of Ernst & Young LLP, Independent Auditors.
   27.1     Financial Data Schedule.

---------------
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-38781) and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-63751) filed on September 18, 1998 and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant's Form 10-Q as filed on August 13, 1998, and incorporated herein by reference.

(4) Filed as an exhibit to the Registrant's Form 10-Q as filed on November 12, 1998, and incorporated herein by reference.

(b) The Company has filed no reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 22, 1999                     RIBOGENE, INC.

                                          By: /s/ CHARLES J. CASAMENTO
                                            ------------------------------------
                                            Charles J. Casamento
                                            President, Chief Executive Officer
                                            and Chairman

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles J. Casamento and Timothy E. Morris, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----

                /s/ CHARLES J. CASAMENTO                  President, Chief Executive     March 22, 1999
--------------------------------------------------------  Officer and Chairman
                  Charles J. Casamento                    (Principal Executive Officer)

                 /s/ TIMOTHY E. MORRIS                    Vice President, Finance &      March 22, 1999
--------------------------------------------------------  Administration and
                   Timothy E. Morris                      Chief Financial Officer
                                                          (Principal Financial and
                                                          Accounting Officer)

                  /s/ DIGBY W. BARRIOS                    Director                       March 22, 1999
--------------------------------------------------------
                    Digby W. Barrios

                /s/ FRANK J. SASINOWSKI                   Director                       March 22, 1999
--------------------------------------------------------
                  Frank J. Sasinowski

                    /s/ JON S. SAXE                       Director                       March 22, 1999
--------------------------------------------------------
                      Jon S. Saxe

                    /s/ ROGER STOLL                       Director                       March 22, 1999
--------------------------------------------------------
                      Roger Stoll

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                               EXHIBITS
--------                              --------
 (1)3.1     Restated Certificate of Incorporation of the Registrant.
 (1)3.2     Bylaws of the Registrant.
 (1)4.1     Specimen Stock Certificate.
 (1)4.2     Tenth Amended and Restated Rights Agreement among the
            Registrant and the investors named therein, dated January
            27, 1998.
 (1)4.3     Form of Class A Warrant Certificates for Purchase of Common
            Stock, dated June 23, 1997.
 (1)4.4     Unit Purchase Option Warrant for the Purchase of 342,399
            Option Units, issued by the Registrant to Paramount Capital,
            Inc., dated June 23, 1997.
 (1)4.5     Unit Purchase Option Warrant for the Purchase of 228,266
            Option Units, consisting of Shares of Preferred Stock and
            Warrants, issued by the Registrant to Paramount Capital,
            Inc., dated June 23, 1997.
 (1)4.6     Warrant Agreement between the Registrant and Paramount
            Capital Inc., dated June 23, 1997.
 (1)4.7     Warrant for Common Stock, issued by the Registrant to
            Paramount Capital Inc., dated March 12, 1997.
 (1)4.8     Warrant for Series B Preferred Stock, issued by the
            Registrant to Dominion Ventures, dated August 9, 1991.
 (1)4.9     Warrant for Series C Preferred Stock, issued by the
            Registrant to Dominion Ventures, dated June 18, 1993.
 (1)4.10    Warrant for Series E Preferred Stock, issued by the
            Registrant to Dominion Fund II, dated August 2, 1996.
 (1)4.11    Warrant for Series E Preferred Stock, issued by the
            Registrant to Silicon Valley Bank, dated September 25, 1995.
 (1)4.12    Warrant for Series E Preferred Stock, issued by the
            Registrant to Silicon Valley Bank, dated May 19, 1995.
 (1)4.13    Warrant for Series E Preferred Stock, issued by the
            Registrant to Venture Lending, dated December 23, 1996.
 (1)4.14    Warrant for Common Stock, issued by the Registrant to SBC
            Warburg, dated September 20, 1995.
 (1)4.15    Warrant for Common Stock, issued by the Registrant to Judith
            Donaldson, dated September 20, 1995.
 (1)4.16    Warrant for Series E Preferred Stock, issued by the
            Registrant to Dominion Ventures, dated June 13, 1994.
 (1)4.17    Warrant for Common Stock, issued by the Registrant to Hyline
            Laboratories, dated January 5, 1994.
 (1)4.18    Warrant for Common Stock, issued by the Registrant to Rip
            Grossman and Associates, Inc., dated January 5, 1994.
 (1)4.19    Form of Warrant Agreement (including the Form of Warrant) to be entered into among the Registrant and the Representative.
 (1)4.20    Warrant for Common Stock, issued by Registrant to Hyline
            Laboratories, Inc., dated December 31, 1997.
 (1)4.21    Investor Rights Agreement among the Registrant and the
            investors named therein, dated June 23, 1997.

EXHIBIT
 NUMBER                               EXHIBITS
--------                              --------
 (1)4.22    Amendment to Unit Purchase Option Warrant to purchase
            342,399 Option Units, issued by the Registrant to Paramount
            Capital, Inc., dated April 6, 1998.
 (1)4.23    Amendment to Unit Purchase Option Warrant to purchase
            228,266 Option Units, issued by the Registrant to Paramount
            Capital, Inc., dated April 6, 1998.
    4.24    Form of Warrant for Common Stock, issued by Registrant to
            Reedland Capital Partners.
(1)10.1     License Agreement between the Registrant and Abbott
            Laboratories, dated April 26, 1996.
(1)10.2     Research Agreement between the Registrant and Abbott
            Laboratories, dated April 26, 1996.
(1)10.3     Series E Preferred Stock Purchase Agreement between the
            Registrant and Abbott, dated April 26, 1996.
(1)10.4     License Agreement between the Registrant and University of
            Washington, dated April 4, 1997.
(1)10.5     Collaboration Agreement between the Registrant and Houghten
            Pharmaceuticals, dated April 12, 1995, as amended on April
            10, 1997.
(1)10.6     1993 Stock Plan.
(1)10.7     Stock Option Agreement pursuant to 1993 Stock Plan.
(1)10.8     Form of Restricted Stock Purchase Agreement pursuant to 1993
            Stock Plan.
(1)10.9     Employment Agreement between the Registrant and Charles J.
            Casamento, dated May 11, 1993.
(1)10.10    Change of Control Agreement between the Registrant and
            Charles Casamento, dated July 20, 1995.
(1)10.11    Employment Letter Agreement between the Registrant and Laura
            S. L. Gaeta, dated May 6, 1994.
(1)10.12    Change of Control Agreement between the Registrant and Laura
            S. L. Gaeta, dated July 20, 1995.
(1)10.13    Employment Letter Agreement between the Registrant and
            Timothy E. Morris, dated May 31, 1995.
(1)10.14    Change of Control Agreement between the Registrant and
            Timothy E. Morris, dated June 30, 1995.
(1)10.15    Real Property Lease between the Registrant and Hayward Point
            Eden I Limited Partnership, dated March 7, 1997.
(1)10.16    First Amendment to Real Property Lease between the
            Registrant and Hayward Point Eden I Limited Partnership,
            dated September 24, 1997.
(1)10.17    Real Property Lease between the Registrant and Hall
            Properties, Inc., dated February 6, 1992.
(1)10.18    Placement Agency Agreement between the Registrant and
            Paramount Capital, Inc., dated August 1, 1996.
(1)10.19    Subscription Agreement for the Purchase and Sale of Premium
            Preferred Units, dated June 23, 1997.
(1)10.20    Asset Purchase Agreement by and among the Registrant, Hyline
            Laboratories, and Michael Ashkin, dated January 5, 1994.
(1)10.21    Non-Competition Agreement between the Registrant and Michael
            Ashkin, dated January 5, 1994.
(1)10.22    Consulting Agreement between the Registrant and Michael
            Ashkin, dated January 5, 1994.
(1)10.23    Secured Promissory Notes issued to Hyline Laboratories,
            dated January 5, 1994.

EXHIBIT
 NUMBER                               EXHIBITS
--------                              --------
(1)10.24    Master Lease Agreement between the Registrant and Dominion
            Ventures, dated August 9, 1991.
(1)10.25    Form of Scientific Advisor Agreement.
(1)10.26    Consulting Agreement between the Registrant and Michael
            Mathews, dated April 13, 1993.
(1)10.27    Consulting Agreement between the Registrant and Joe B.
            Harford, dated July 11, 1997.
(1)10.28    Consulting Agreement between the Registrant and Michael
            Katze, dated February 6, 1997.
(1)10.29    Consulting Agreement between the Registrant and Nahum
            Sonenberg, dated January 29, 1993.
(1)10.30    Approval of Outside Activity by Alan Hinnebusch, dated
            October 15, 1992.
(1)10.31    Form of Indemnification Agreement between the Registrant and the parties identified on Attachment A thereto.
(1)10.32    Financial Advisory Agreement between the Registrant and
            Paramount Capital, Inc., dated June 23, 1997.
(1)10.33    Letter Agreement between the Registrant, Hyline
            Laboratories, Inc. and Michael Ashkin dated December 31,
            1997.
(1)10.34    License Agreement between the Registrant and Dainippon
            Pharmaceutical Co., Ltd. dated January 27, 1998.
(1)10.35    Research Agreement between the Registrant and Dainippon
            Pharmaceutical Co., Ltd. dated January 27, 1998.
(2)10.36    1998 Equity Incentive Plan.
(2)10.37    1998 Non-Employee Directors Stock Option Plan.
(2)10.38    1998 Employee Stock Purchase Plan.
(3)10.39    Stock Purchase Agreement, dated May 29, 1998, between the
            Company and Abbott Laboratories.
(4)10.40    Option and License Agreement by and between the Company and
            Roberts Pharmaceutical Corporation dated July 6, 1998.
(4)10.41    Stock Purchase Agreement by and between the Company and
            Roberts Pharmaceutical Corporation dated July 16, 1998.
(4)10.42    Rights Agreement by and between the Company and Roberts
            Pharmaceutical Corporation dated July 6, 1998.
(4)10.43    Amendment No. 1 to Option and License Agreement by and
            between the Company and Dainippon Pharmaceutical Co. Ltd.
            dated September 18, 1998.
(4)10.44    Common Stock Purchase Agreement by and between the Company and Dainippon Pharmaceutical Co. Ltd. dated September 18,
            1998.
   10.45    Loan Agreement by and between the Company and Venture
            Lending Group, dated December 24, 1998.
   23.1     Consent of Ernst & Young LLP, Independent Auditors.
   27.1     Financial Data Schedule.

---------------
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-38781) and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-63751) filed on September 18, 1998 and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant's Form 10-Q as filed on August 13, 1998, and incorporated herein by reference.

(4) Filed as an exhibit to the Registrant's Form 10-Q as filed on November 12, 1998, and incorporated herein by reference.