Form 10-Q
period 1999-03-31
RIBOGENE INC / CA/
filed 1999-05-14
CIK 924654

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999,

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

     At April 30, 1999 there were 5,783,956 shares of the Registrant's common stock, $0.001 value, outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 RIBOGENE, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

                                                                      PAGE
                                                                      ----
Item 1  Financial Statements and Notes (Unaudited)..................    1
        Condensed Balance Sheets -- March 31, 1999 and December 31,
        1998........................................................    1
        Condensed Statements of Operations -- for the three months
        ended March 31, 1999 and 1998...............................    2
        Condensed Statements of Cash Flows -- for the three months
        ended March 31, 1999 and 1998...............................    3
        Notes to Condensed Financial Statements.....................    4
Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations...................................    6
Item 3  Quantitative and Qualitative Disclosures about Market
        Risk........................................................    9

                        PART II. OTHER INFORMATION
Item 1  Legal Proceedings...........................................    9
Item 2  Changes in Securities and Use of Proceeds...................    9
Item 3  Defaults upon Senior Securities.............................    9
Item 4  Submission of Matters to Vote of Security Holders...........    9
Item 5  Other Information...........................................    9
Item 6  Exhibits and Reports -- Form 8-K............................    9
Signatures..........................................................   10

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 RIBOGENE, INC.

                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)      (NOTE 1)
Current assets:
  Cash and cash equivalents.................................   $ 12,604        $ 12,815
  Short-term investments....................................     15,838          16,703
  Prepaid expenses and other current assets.................         56              90
                                                               --------        --------
          Total current assets..............................     28,498          29,608
Property and equipment, net.................................      1,544           1,389
Deferred financing costs....................................        578             622
Other assets................................................        193             201
                                                               --------        --------
                                                               $ 30,813        $ 31,820
                                                               ========        ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $    900        $  1,456
  Accrued development costs -- related party................        900             400
  Accrued liabilities.......................................        232             206
  Deferred revenue -- related parties.......................      1,667             167
  Other current liabilities.................................        816             845
  Current portion of capital lease obligations..............        157             158
  Current portion of notes payable..........................        189             115
                                                               --------        --------
          Total current liabilities.........................      4,861           3,347
                                                               --------        --------
Long-term portion of capital lease obligations..............        184             224
Long-term portion of notes payable..........................      5,758           5,482
Other noncurrent liabilities................................         12              12
Stockholders' equity
  Preferred Stock, 5,000,000 shares, $0.001 par value,
     authorized at March 31, 1999 and December 31, 1998,
     issuable in series;  1,428,572 shares issued and
     outstanding at March 31, 1999 and December 31, 1998
     (aggregate liquidation preference of $10,000,000 at
     March 31, 1999 and December 31, 1998)..................          1               1
  Common Stock, 30,000,000 shares, $0.001 par value,
     authorized at March 31, 1999 and December 31, 1998;
     5,783,956 and 5,774,421 shares issued and outstanding
     at March 31, 1999 and December 31, 1998,
     respectively...........................................          6               6
Additional paid-in capital..................................     67,096          66,990
Notes receivable from stockholders..........................         (1)           (147)
Deferred compensation.......................................     (1,661)         (1,811)
Accumulated deficit.........................................    (45,406)        (42,258)
Accumulated other comprehensive loss........................        (37)            (26)
                                                               --------        --------
          Total stockholders' equity........................     19,998          22,755
                                                               --------        --------
                                                               $ 30,813        $ 31,820
                                                               ========        ========

                            See accompanying notes.

                                 RIBOGENE, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999       1998
                                                              --------    -------
Revenue:
  Contract research revenue from related parties............  $   500     $  749
  Grant revenue.............................................       --        257
                                                              -------     ------
          Total revenue.....................................      500      1,006
                                                              -------     ------
Operating expenses:
  Research and development..................................    2,711      1,177
  General and administrative................................    1,162        459
                                                              -------     ------
          Total operating expenses..........................    3,873      1,636
                                                              -------     ------
Loss from operations........................................   (3,373)      (630)
Interest income (expense), net..............................      225        (70)
                                                              -------     ------
Net loss....................................................   (3,148)      (700)
                                                              =======     ======
Basic net loss per common share.............................  $ (0.56)    $(6.73)
                                                              =======     ======
Weighted average shares of common stock outstanding.........    5,658        104
                                                              =======     ======

                            See accompanying notes.

                                 RIBOGENE, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999       1998
                                                              --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $(3,148)    $ (700)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................       90         50
  Amortization of warrants and deferred compensation........      281        154
  Forgiveness of stockholder notes..........................      146         --
  Other.....................................................       --         10
Changes in assets and liabilities:
  Prepaid expenses and other current assets.................       34         26
  Other assets..............................................        8        (16)
  Accounts payable..........................................     (556)      (601)
  Deferred revenue -- related parties.......................    1,500      1,250
  Accrued expenses and other liabilities....................      497       (149)
                                                              -------     ------
  Net cash used in operating activities.....................   (1,148)        24
                                                              -------     ------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment.........................     (245)        --
Purchases of short-term investments.........................   (2,646)        --
Maturities of short-term investments........................    3,500         --
                                                              -------     ------
Net cash used in investing activities.......................      609         --
                                                              -------     ------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt................................      382         --
Repayment of notes payable..................................      (33)      (500)
Principal payments on capital lease obligations.............      (40)       (65)
Deferred offering costs.....................................       --       (227)
Proceeds from issuances of common stock and warrants, net of issuance costs, repurchases and repayment of stockholder
  notes.....................................................       19         14
Net proceeds from issuance of convertible preferred stock
  and warrants..............................................       --      1,981
                                                              -------     ------
Net cash provided by financing activities...................      328      1,203
                                                              -------     ------
Net increase in cash and cash equivalents...................     (211)     1,227
Cash and cash equivalents at beginning period...............   12,815      2,045
                                                              -------     ------
Cash and cash equivalents at end of period..................  $12,604     $3,272
                                                              =======     ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest......................................  $   243     $   80
                                                              =======     ======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES
Equipment purchased under capital leases....................  $    --     $   81
                                                              =======     ======

                            See accompanying notes.

                                 RIBOGENE, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements of RiboGene, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements are intended to be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 1998, contained in the Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of interim financial information have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company considers all highly liquid investments with a maturity from the date of purchase of three months or less to be cash equivalents.

     The Company classifies its investments as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, if any, reported in accumulated other comprehensive loss. As of March 31, 1999, the amortized cost of the Company's investments approximated their fair value. The Company's comprehensive loss for the three month period ended March 31, 1999 and 1998, approximated the Company's net loss. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in income. The Company has not experienced any realized gains or losses on its cash equivalents. The cost of securities sold is based on the specific identification method. Cash and cash equivalents and short-term investments at March 31, 1999 and December 31, 1998, consist of the following (in thousands) at fair value:

                                                       MARCH 31,    DECEMBER 31,
                                                         1999           1998
                                                       ---------    ------------
Demand deposits with banks and investment in money
  market funds.......................................   $12,604       $12,815
Corporate debt securities, including accrued interest
  Maturing 1999......................................     9,675        13,133
  Maturing 2000......................................     6,163         3,570
                                                        -------       -------
                                                        $28,442       $29,518
                                                        =======       =======

3. NOTES PAYABLE

     In December 1998, the Company received $5,000,000 in proceeds from the issuance of a long-term note payable to a bank. The note required monthly interest only payments at prime plus 1%. The rate at March 31, 1999 was 8.75%. The principal is due at the end of the three-year term. The loan is collateralized by a perfected security interest in all the unencumbered assets of the Company and requires that the Company maintain its depository accounts with the bank with a minimum of $5,000,000 in aggregate cash and depository balances. The Company is also required to comply with financial covenants based on certain ratios. At March 31, 1999, the Company was in compliance with all required covenants.

                                 RIBOGENE, INC.

                                  (UNAUDITED)

4. NET LOSS PER SHARE

     In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.

     Pro forma net loss per share giving effect to the conversion of the convertible preferred stock that automatically converted upon completion of the Company's initial public offering (using the as-if converted method) from the original date of issuance for the three months ended March 31, 1998 was $0.28. Shares used in computing the pro forma net loss per share were 2,469,000 for the three months ended March 31, 1998.

     Diluted net loss per share has not been presented separately as, due to the Company's net loss position, it is antidilutive. Had the Company been in a net income position at March 31, 1999, shares used in calculating diluted earnings per share may have included the effect of up to an additional 2,361,887 total shares related to outstanding stock options and warrants (prior to the application of the treasury stock method), and 1,428,572 shares related to convertible preferred stock. Diluted net loss per share for the three months ended March 31, 1998 would have included 1,236,000 shares related to outstanding stock options and warrants (prior to the application of the treasury stock method).

5. STOCK OPTIONS AND WARRANTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements in this quarterly report on Form 10-Q that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding future pharmaceutical development, regulatory approvals, revenues, expenses, and profits or losses. These forward-looking statements are subject to known and unknown risks, uncertainties or other factors which may cause the actual results of the Company to be materially different from historical results or any results expressed or implied by the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, the risks and uncertainties described or discussed in the section "Risk Factors" in the Company's Annual Report on Form 10-K as filed by the Company with the Securities and Exchange Commission on March 31, 1999. The forward-looking statements contained herein represent the Company's judgement as of the date of this quarterly report on Form 10-Q and the Company cautions readers not to place undue reliance on such statements. Furthermore, the Company disclaims any obligation or intent to update any such forward-looking statements to reflect future events or developments.

OVERVIEW

     RiboGene is a drug discovery company focused on the identification of novel lead compounds and the development of potential drug candidates for the treatment of infectious diseases. The Company was founded in May 1989 to develop laboratory equipment for cell-free protein synthesis. In January 1993, the Company discontinued development of the lab equipment and began to focus its research and development efforts on the identification of novel lead compounds and the development of potential drug candidates for the treatment of infectious diseases. The Company's research efforts initially focused on infections caused by fungi and viruses. In 1996, the Company expanded its research efforts to include infections caused by bacteria. Simultaneously with the shift in focus to infectious disease drug discovery, in 1993 and later in 1994, the Company in-licensed and acquired the rights to certain in-process research and development (the "Intranasal Product Acquisition"), including certain patents and other intellectual property related to intranasal formulations and the corresponding administration of metoclopramide, propranolol and certain benzodiazepines. One of the potential products acquired by the Company was Emitasol(R), an intranasal formulation of metoclopramide for the treatment of diabetic gastroparesis and the prevention of emesis (nausea and vomiting) following chemotherapy.

     In July 1998, the Company entered into an option and license agreement with Roberts Pharmaceutical Corporation ("Roberts") for the development of Emitasol. In addition, Roberts made a $10 million equity investment in the Company by purchasing 1,428,572 shares of Series A non-voting preferred stock at $7.00 per share. Under the terms of the option and license agreement, Roberts will conduct clinical trials using Emitasol and, if those are successful, submit a New Drug Application ("NDA") for Emitasol. If FDA regulatory approval is obtained, Roberts will have 60 days to exercise an option for an exclusive license to market Emitasol in North America. Roberts has agreed to make a payment to the Company of up to $10 million upon the exercise of the option and to pay a royalty on product sales. The Company will provide up to, but not in excess of, $7 million in funding for the development of Emitasol through the completion of Phase III trials and the submission of an NDA, with the balance, if any, provided by Roberts.

     The Company has generated no revenue from the sale of products and, through March 31, 1999, has incurred cumulative net losses of approximately $45.4 million and, at March 31, 1999, had net stockholders' equity of $20.0 million. The Company expects to incur significant operating losses over the next several years due primarily to expanded research and development efforts, preclinical and clinical testing of its product candidates and commercialization activities. The Company does not anticipate revenues from product sales for a significant number of years, if ever. The Company's sources of revenues for the next several years will be payments from strategic collaborations, if any, and interest income. Certain payments under collaborations are or will be contingent upon the Company or its collaborators achieving certain milestones as to which there can be no assurance that such milestones will be achieved. Results of operations may vary significantly from quarter to quarter depending on, among other factors, the progress of the Company's research and development efforts, results of clinical testing, the timing of certain expenses, the establishment of collaborative research agreements and the receipt of grants or milestone payments, if any.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     For the three month period ended March 31, 1999, the Company's revenues consisted of research support revenues from a collaboration with Dainippon Pharmaceuticals Company, Ltd. (The "Dainippon Collaboration"). Revenue earned as part of the Dainippon Collaboration, which began in February 1998, was $500,000 for the three month period ended March 31, 1999. Revenues for the three month period ended March 31, 1998 consisted of research support revenues earned under the Dainippon Collaboration of $332,000 and a collaboration with Abbott Laboratories of $417,000. The Company also had revenues of $257,000 in 1998 from SBIR grants from the National Institutes of Health. The collaboration with Abbott Laboratories ended in April, 1998. Revenues earned under SBIR grants are determined by the timing of the award from the issuing agency. As a result, grant revenue earned in one period is not predictive of grant revenue to be earned in future periods. The SBIR grants from which the Company received funding during the first three months of 1998, ended in August 1998.

     Research and development expenses were $2.7 million for the three months ended March 31, 1999, compared to $1.2 million for the three months ended March 31, 1998. This $1.5 million, or 130% increase resulted from the commencement of Emitasol development activities, personnel and supply costs relating to the establishment of the Company's medicinal chemistry capabilities, and non-cash charges for deferred compensation relating to certain stock options granted to employees and consultants during 1997 and 1998.

     General and administrative expenses were $1.2 million for the three months ended March 31, 1999, compared to $459,000 for the three months ended March 31, 1998. The $703,000 or 153%, increase was due to additional operating costs associated with the Company's status as a publicly held company, the Company's new facility, legal and other professional services associated with increased business development activities, forgiveness of debt to certain officers and directors, non-cash charges for deferred compensation relating to certain stock options and warrants granted to employees and consultants during 1998 and 1999.

     For the three months ended March 31, 1999, the Company reported net interest income of $225,000 as compared to net interest expense of $70,000 for the three months ended March 31, 1998. This increase in interest income results from interest earned on the investment of proceeds from the company's initial public offering, concurrent private placement, bank borrowing and sale of preferred stock.

     The net loss for the three month period ended March 31, 1999 was $3.1 million, compared to $700,000 for the three month period ended March 31, 1998. The $2.4 million, or 350%, increase resulted from the changes in revenue and operating expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception primarily through public offerings of common stock, private sales of common stock and preferred stock, warrants, SBIR grants, collaborations, the issuance of short-term convertible notes and equipment financing arrangements. Through March 31, 1999, the Company has raised approximately $67.4 million from the sale of common stock and preferred stock, warrants and short-term convertible notes, $3.5 million from SBIR grants and $5.9 million from collaborations. The Company's capital expenditures and payments under capital lease obligations aggregate approximately $2.7 million through March 31, 1999, and cash used to fund operating activities since inception totaled $32.0 million.

     At March 31, 1999, the Company had cash and cash equivalents and short-term investments of approximately $28.4 million and working capital of $23.6 million. Net cash used in operations was $1.1 million for the three months ended March 31, 1999, compared to cash generated of $24,000 for the three months ended March 31, 1998. The increase of $1.2 million was primarily due to increased research and development and general and administrative expenses discussed above. The Company has a policy of investing excess funds in investment grade, interest-bearing securities primarily with an expected maturity of one-and-one-half years or less.

     The Company will require substantial additional funds to continue and expand its research and development activities, conduct preclinical studies and expand administrative capabilities. The Company estimates that at its planned rate of spending, existing cash and cash equivalents, and the interest income earned on such proceeds, will be sufficient for the purposes specified herein and to allow the Company to maintain its current and planned operations, including compliance with compensating balance covenant requirements, into the second half of 2000. There can be no assurance, however, that the Company's assumptions regarding its future level of expenditures and operating losses will prove to be accurate. The Company's future funding requirements will depend on many factors, including any expansion or acceleration and the breadth of the Company's research and development programs; the results of research and development, preclinical studies and clinical trials conducted by the Company or its collaborative partners or licensees, if any; the acquisition and licensing of technologies or compounds, if any; the Company's ability to maintain existing and establish new corporate relationships and research collaborations; the Company's ability to manage growth; competing technological and market developments; the time and costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims; the receipt of licensing or milestone fees from its current or future collaborative and license arrangements, if established; the continued funding of governmental research grants; the timing of regulatory approvals; and other factors.

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

     The Company has developed a formal plan to address this issue including a complete inventory and assessment of all systems. The plan's objective is to ensure an uninterrupted transition into year 2000.

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

     To date, the Company has not incurred significant expenses in connection with assessing, testing and modifying its systems for Year 2000 readiness and the costs of executing the plan have been funded from cash reserves. However, because the Company has not fully completed the Year 2000 readiness of its systems, Management is unable to determine the cost of becoming Year 2000 ready. To the extent that the Company or its key suppliers and providers fail to achieve Year 2000 readiness, there could be a material adverse effect on the Company's business, results of operations and financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk at March 31, 1999 has not changed substantially from December 31, 1998, and reference is made to the more detailed disclosures of market risk included in the Company's 1998 Form 10-K as filed with the Securities and Exchange Commission on March 31, 1999.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) Recent Sales of Unregistered Securities

        None

     (b) Use of Proceeds

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

        The Company has used $4.7 million of the net proceeds from the offering for operations. The Company has invested the remainder of the net proceeds in short-term, investment-grade, interest bearing financial instruments. The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the Registration Statement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
27.1      Financial Data Schedule

     (b) Reports on Form 8-K

        There were no reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          RIBOGENE, INC.

                                          By:     /s/ TIMOTHY E. MORRIS

                                            ------------------------------------
                                                     Timothy E. Morris
                                                Vice President, Finance and
                                                        Administration
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                 Chief Accounting Officer)

Date: May 14, 1999

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
27.1      Financial Data Schedule