Form 10-Q
period 1999-06-30
RIBOGENE INC / CA/
filed 1999-08-13
CIK 924654

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999,

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

                         FOR THE TRANSITION PERIOD FROM
                             ------------------ TO
                              ------------------ .

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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At July 31, 1999 there were 5,788,642 shares of the Registrant's common stock, $0.001 value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 RIBOGENE, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

                                                                       PAGE
                                                                       ----
Item 1.  Financial Statements and Notes (Unaudited)..................    3
         Condensed Balance Sheets -- June 30, 1999 and December 31,
         1998........................................................    3
         Condensed Statements of Operations -- for the three and six months ended June 30, 1999
         and 1998....................................................    4
         Condensed Statement of Cash Flows -- for six months ended
         June 30, 1999 and 1998......................................    5
         Notes to Condensed Financial Statements.....................    6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    8
Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................   12

                        PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   13
Item 2.  Changes in Securities and Use of Proceeds...................   13
Item 3.  Defaults upon Senior Securities.............................   13
Item 4.  Submission of Matters to Vote of Security Holders...........   13
Item 5.  Other Information...........................................   14
Item 6.  Exhibits and Reports -- Form 8-K............................   14
Signatures...........................................................   15

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 RIBOGENE, INC.

                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                JUNE 30,      DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
                                                              (UNAUDITED)       (NOTE 1)
Current assets
  Cash and cash equivalents.................................    $ 10,214        $ 12,815
  Short-term investments....................................      15,479          16,703
  Prepaid expenses and other current assets.................         145              90
                                                                --------        --------
          Total current assets..............................      25,838          29,608
Property and equipment, net.................................       1,699           1,389
Deferred financing costs....................................         534             622
Other assets................................................         185             201
                                                                --------        --------
                                                                $ 28,256        $ 31,820
                                                                ========        ========

                            LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $    753        $  1,456
  Accrued development costs -- related party................       1,285             400
  Accrued liabilities.......................................         301             206
  Deferred revenue -- related party.........................       1,167             167
  Other current liabilities.................................         952             845
  Current portion of capital lease obligations..............         159             158
  Current portion of notes payable..........................         310             115
                                                                --------        --------
          Total current liabilities.........................       4,927           3,347
                                                                --------        --------
Long-term portion of capital lease obligations..............         144             224
Long-term portion of notes payable..........................       6,042           5,482
Other noncurrent liabilities................................          12              12
Stockholders' equity
  Preferred Stock, 5,000,000 shares, $0.001 par value,
     authorized at June 30, 1999 and December 31, 1998,
     issuable in series; 1,428,572 shares issued and
     outstanding at June 30, 1999 and December 31, 1998
     (aggregate liquidation preference of $10,000,000 at
     June 30, 1999 and December 31, 1998)...................           1               1
  Common Stock, 30,000,000 shares, $0.001 par value,
     authorized at June 30, 1999 and December 31, 1998;
     5,783,956 and 5,774,421 shares issued and outstanding
     at June 30, 1999 and December 31, 1998, respectively...           6               6
Additional paid-in capital..................................      67,139          66,990
Notes receivable from stockholders..........................          (1)           (147)
Deferred compensation.......................................      (1,491)         (1,811)
Accumulated deficit.........................................     (48,435)        (42,258)
Accumulated other comprehensive loss........................         (88)            (26)
                                                                --------        --------
          Total stockholders' equity........................      17,131          22,755
                                                                --------        --------
                                                                $ 28,256        $ 31,820
                                                                ========        ========

                            See accompanying notes.

                                 RIBOGENE, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      ------------------    ------------------
                                                       1999       1998       1999       1998
                                                      -------    -------    -------    -------
Revenue:
  Contract research revenue from related parties....  $   503    $   639    $ 1,003    $ 1,388
  Grant revenue.....................................       --        146         --        403
  Royalty revenue...................................        4         --          4         --
                                                      -------    -------    -------    -------
          Total revenue.............................      507        785      1,007      1,791
                                                      -------    -------    -------    -------
Operating expenses:
  Research and development..........................    2,454      1,428      5,165      2,604
  General and administrative........................    1,237        550      2,399      1,011
                                                      -------    -------    -------    -------
          Total operating expenses..................    3,691      1,978      7,564      3,615
                                                      -------    -------    -------    -------
Loss from operations................................   (3,184)    (1,193)    (6,557)    (1,824)
Interest income (expense), net......................      155         34        380        (35)
                                                      -------    -------    -------    -------
Net loss............................................   (3,029)    (1,159)    (6,177)    (1,859)
Deemed dividend upon conversion of preferred
  stock.............................................       --     (7,989)        --     (7,989)
                                                      -------    -------    -------    -------
Net loss attributable to common stockholders........  $(3,029)   $(9,148)   $(6,177)    (9,848)
                                                      =======    =======    =======    =======
Basic net loss per common share.....................  $ (0.54)   $ (5.24)   $ (1.09)   $(10.59)
                                                      =======    =======    =======    =======
Weighted average shares of common stock
  outstanding.......................................    5,661      1,746      5,660        930
                                                      =======    =======    =======    =======

                            See accompanying notes.

                                 RIBOGENE, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                               1999        1998
                                                              -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $(6,177)   $ (1,859)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................      236         111
  Amortization of warrants and deferred compensation........      538         304
  Forgiveness of stockholder notes..........................      146          --
  Other.....................................................       --          10
Changes in assets and liabilities:
  Prepaid expenses and other current assets.................      (55)       (119)
  Other assets..............................................       16         (28)
  Accounts payable..........................................     (703)       (472)
  Deferred revenue -- related parties.......................    1,000         611
  Accrued expenses and other liabilities....................    1,087        (131)
                                                              -------    --------
  Net cash used in operating activities.....................   (3,912)     (1,573)
                                                              -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment.........................     (546)       (206)
Purchases of short-term investments.........................   (6,233)    (10,586)
Maturities of short-term investments........................    7,395          --
                                                              -------    --------
Net cash used in investing activities.......................      616     (10,792)
                                                              -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt................................      881          --
Repayment of notes payable..................................     (126)     (1,000)
Principal payments on capital lease obligations.............      (79)       (108)
Deferred offering costs.....................................       --       1,142
Proceeds from issuances of common stock and warrants, net of issuance costs, repurchases and repayment of stockholder
  notes.....................................................       19      16,444
Net proceeds from issuance of convertible preferred stock
  and warrants..............................................       --       1,978
                                                              -------    --------
Net cash provided by financing activities...................      695      18,456
                                                              -------    --------
Net increase in cash and cash equivalents...................   (2,601)      6,091
Cash and cash equivalents at beginning period...............   12,815       2,045
                                                              -------    --------
Cash and cash equivalents at end of period..................  $10,214    $  8,136
                                                              =======    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest......................................  $   496    $    285
                                                              =======    ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES
Equipment purchased under capital leases....................  $    --    $     81
                                                              =======    ========
Deferred compensation related to stock option grants........  $    --    $    635
                                                              =======    ========

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

     The Company classifies its investments as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, if any, reported in accumulated other comprehensive loss. As June 30, 1999, the amortized cost of the Company's investments approximated their fair value. The Company's comprehensive loss for the six month period ended June 30, 1999 and 1998, approximated the Company's net loss. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in income. The Company has not experienced any realized gains or losses on its cash equivalents. The cost of securities sold is based on the specific identification method. Cash and cash equivalents and short-term investments at June 30, 1999 and December 31, 1998, consist of the following (in thousands) at fair value:

                                                        JUNE 30,    DECEMBER 31,
                                                          1999          1998
                                                        --------    ------------
Demand deposits with banks and investment in money
  market funds........................................  $10,214       $12,815
Corporate debt securities, including accrued interest
     Maturing 1999....................................    6,830        13,133
     Maturing 2000....................................    8,649         3,570
                                                        -------       -------
                                                        $25,693       $29,518
                                                        =======       =======

 3. NOTES PAYABLE

     In December 1998, the Company received $5,000,000 in proceeds from the issuance of a long-term note payable to a bank. The note required monthly interest only payments at prime plus 1%. The rate at June 30, 1999 was 8.75%. The principal is due at the end of the three-year term. The loan is collateralized by a perfected security interest in all the unencumbered assets of the Company and requires that the Company maintain its depository accounts with the bank with a minimum of $5,000,000 in aggregate cash and depository balances. The Company is also required to comply with financial covenants based on certain ratios. At June 30, 1999, the Company was in compliance with all required covenants.

                                 RIBOGENE, INC.

                                  (UNAUDITED)

 4. NET LOSS PER SHARE

     In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, excluding certain shares which are subject to the Company's contractual right of repurchase.

     Pro forma net loss per share giving effect to the conversion of the convertible preferred stock that automatically converted upon completion of the Company's initial public offering (using the as-if converted method) from the original date of issuance for the three and six months ended June 30, 1998 was $2.69 and $3.35, respectively. Shares used in computing the pro forma net loss per share were 3,397,000 and 2,936,000 for the three and six months ended June 30, 1998.

     Diluted net loss per share has not been presented separately as, due to the Company's net loss position, it is antidilutive. Had the Company been in a net income position at June 30, 1999, shares used in calculating diluted earnings per share may have included the effect of up to an additional 2,435,457 total shares related to outstanding stock options and warrants (prior to the application of the treasury stock method), and 1,428,572 shares related to convertible preferred stock.

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

 6. SUBSEQUENT EVENT

     On August 5, 1999, the Company signed a definitive merger agreement to form a fully integrated pharmaceutical marketing and late stage product development company with Cypros Pharmaceutical Corporation ("Cypros"). Structurally, the Company will be merged with a subsidiary of Cypros and become a wholly owned subsidiary of Cypros. As a result of their merger, each outstanding share of RiboGene common stock will be converted into the right to receive approximately
1.494 shares of Cypros common stock based on the fully diluted capitalization of both companies as of the signing of the agreement. The exchange ratio is subject to adjustment if the market price of Cypros common stock is more than $2.47 or less than $1.46 as of the closing. The final exchange ratio would also reflect changes in the fully diluted capitalization of the two companies through closing. The transaction is structured to be a tax-free reorganization and will be accounted for as a purchase. The merger is subject to customary closing conditions and shareholder approval and is expected to close in late 1999. For a further discussion of the proposed merger, see Item 5 herein.

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

OVERVIEW

     RiboGene is a drug discovery company focused on the identification of novel lead compounds and the development of potential drug candidates for the treatment of infectious diseases. The Company was founded in May 1989 to develop laboratory equipment for cell-free protein synthesis. In January 1993, the Company discontinued development of the lab equipment and began to focus its research and development efforts on the identification of novel lead compounds and the development of potential drug candidates for the treatment of infectious diseases. The Company's research efforts initially focused on infections caused by fungi and viruses. In 1996, the Company expanded its research efforts to include infections caused by bacteria. Simultaneously with the shift in focus to infectious disease drug discovery, in 1993 and later in 1994, the Company in-licensed and acquired the rights to certain in-process research and development (the "Intranasal Product Acquisition"), including certain patents and other intellectual property related to intranasal formulations and the corresponding administration of metoclopramide, propranolol and certain benzodiazepines. One of the potential products acquired by the Company was Emitasol(R) an intranasal formulation of metoclopramide for the treatment of diabetic gastroparesis and the prevention of emesis (nausea and vomiting) associated with chemotherapy. In April 1999, the Company's marketing partner, Crinos Industria Farmacobiologica S.p.A. ("Crinos") launched an intranasal metaclopramide spray under the trade name Pramidin. The Company anticipates that royalty revenues from the sale of this product will be minor.

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

     The Company has generated no revenue from the direct sale of products and has generated only $4,000 in royalty revenues and, through June 30, 1999, has incurred cumulative net losses of approximately $48.4 million and, at June 30, 1999, had net stockholders' equity of $17.1 million. The Company expects to incur significant operating losses over the next several years due primarily to expanded research and development efforts, preclinical and clinical testing of its product candidates and commercialization activities. The Company does not anticipate additional revenues from product sales for a significant number of years, if ever. The Company's sources of revenues for the next several years will be payments from strategic collaborations, if any, royalties and interest income. Certain payments under collaborations are or will be contingent upon the Company or its collaborators achieving certain milestones as to which there can be no assurance that such milestones will be achieved. Results of operations may vary significantly from quarter to quarter depending on, among other factors, the progress of the Company's research and development efforts, results of clinical testing, the timing of certain expenses, the establishment of collaborative research agreements and the receipt of grants or milestone payments, if any.

     On August 5, 1999, the Company signed a definitive merger agreement to form a fully integrated pharmaceutical marketing and late stage product development company with Cypros Pharmaceutical Corporation ("Cypros"). Structurally, the Company will be merged with a subsidiary of Cypros and become a wholly owned subsidiary of Cypros. As a result of their merger, each outstanding share of RiboGene common stock will be converted into the right to receive approximately
1.494 shares of Cypros common stock based on the fully diluted capitalization of both companies as of the signing of the agreement. The exchange ratio is subject to adjustment if the market price of Cypros common stock is more than $2.47 or less than $1.46 as of the closing. The final exchange ratio would also reflect changes in the fully diluted capitalization of the two companies through closing. The transaction is structured to be a tax-free reorganization and will be accounted for as a purchase. The merger is subject to customary closing conditions and shareholder approval and is expected to close in late 1999. For a further discussion of the proposed merger, see Item 5 herein.

RESULTS OF OPERATIONS

     FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

     For the three-month period ended June 30, 1999, the Company's revenues consisted of revenues from the collaboration with Dainippon Pharmaceuticals Company, Ltd. (The "Dainippon Collaboration") and royalty revenues from the sale of Pramidin in Italy by the Company's marketing partner, Crinos. Revenue earned as part of the Dainippon Collaboration, which began in February 1998, was $503,000 for the three-month period ended June 30, 1999. Royalty revenues for three-month period consisted of $4,000 related to the introduction of Emitasol in Italy. The royalty revenues related to sales of Pramidin for the first six months of 1999. Royalties from sales of Pramidin in the first quarter of 1999 for the initial fulfillment of inventory were not reported until the product was formally launched in April 1999. Revenues for the three month period ended June 30, 1998 consisted of research support revenues earned under the Dainippon Collaboration of $500,000 and a collaboration with Abbott Laboratories of $139,000. The Company also had revenues of $146,000 for the three month period ended June 30, 1998 from SBIR grants from the National Institutes of Health. The collaboration with Abbott Laboratories ended in April 1998. Revenues earned under SBIR grants are determined by the timing of the award from the issuing agency. As a result, grant revenue earned in one period is not predictive of grant revenue to be earned in future periods. The SBIR grants, from which the Company received funding during the second quarter of 1998, ended in August 1998.

     Research and development expenses were $2.5 million for the three months ended June 30, 1999, compared to $1.4 million for the three months ended June 30, 1998. This $1.1 million, or 72% increase resulted from the continued Emitasol development activities, personnel and supply costs relating to the establishment of the Company's medicinal chemistry capabilities, and non-cash charges for deferred compensation relating to certain stock options granted to employees and consultants.

     General and administrative expenses were $1.2 million for the three months ended June 30, 1999, compared to $550,000 for the three months ended June 30, 1998. The $685,000 or 125%, increase was due to additional operating costs associated with the Company's status as a publicly held company, the legal and other professional services associated with increased business development activities, and non-cash charges for deferred compensation relating to certain stock options and warrants granted to employees and consultants.

     For the three months ended June 30, 1999, the Company reported net interest income of $155,000 as compared to $34,000 for the three months ended June 30, 1998. This increase in interest income results from interest earned on the investment of proceeds from the company's initial public offering, concurrent private placement, bank borrowing and sale of preferred stock, which all occurred in 1998.

     The net loss for the three-month period ended June 30, 1999 was $3.0 million, compared to $1.2 million for the three-month period ended June 30, 1998. The $1.8 million, or 161%, increase resulted from the changes in revenue and operating expenses discussed above.

     The net loss attributable to common stockholders for the three months ended June 30, 1999 was $3.0 million compared to $9.1 million for the three month period ended June 30 1998. The net loss attributable to common shareholders in 1998 of $9.1 million included a deemed dividend of $8.0 million recorded in 1998 upon the conversion of Series F preferred stock to common stock concurrent with the closing of the Company's initial public offering. The Series F preferred stock contained certain antidilution provisions that resulted in the Series F preferred stockholders receiving an additional 1,141,317 shares of common stock upon conversion.

     FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     For the six month period ended June 30, 1999, the Company's revenues consisted of $1.0 million of research support revenues earned from the Dainippon Collaboration and $4,000 in royalty revenues from the initial sales of Pramidin in Italy. For the six month period ended June 30, 1998, the Company's revenues consisted of $1.4 million in revenues earned from the collaboration agreements and $403,000 in SBIR grants from the National Institutes of Health. Revenue earned as part of the Abbott Collaboration, which ended on April 13, 1998, was $556,000 for the six month period ended June 30, 1998. Further, revenue earned under the Dainippon Collaboration which began in February 1998 was $832,000 for the six month period ended June 30, 1998. The revenues earned under awarded research grants were completed in August of 1998. Revenues earned under research grants are determined by the timing of the award from the issuing agency. As a result, research grant revenue earned in one period is not predictive of research grant revenue to be earned in future periods.

     Research and development expenses were $5.2 million for the six months ended June 30, 1999, compared to $2.6 million for the six months ended June 30, 1998. This $2.6 million, or 98% increase resulted from the commencement of Emitasol development activities, personnel and supply costs, relating to the establishment of the Company's medicinal chemistry capabilities, and non cash charges for deferred compensation relating to certain stock options granted to employees and consultants. Research and development expenses represented approximately 68% of total operating expenses of $7.6 million in the six month period ended June 30, 1999, as compared to 72% of total operating expenses of $3.6 million in the six month period ended June 30, 1998.

     General and administrative expenses were $2.4 million for the six months ended June 30, 1999, compared to $1.0 million for the six months ended June 30, 1998. The $1.4 million or 137% increase was due to additional operating costs associated with the Company's status as a publicly held company, travel, consultants, legal and other professional services associated with increased business development activities, forgiveness of debt to certain officers and directors, and non cash charges for deferred compensation relating to certain stock options and warrants granted to employees and consultants.

     For the six months ended June 30, 1999, the company reported net interest income of $380,000 as compared to net interest expenses of $35,000 for the six months June 30, 1998. This interest income results from interest earned in the investment of proceeds from the company's initial public offering, concurrent private placement, bank borrowing and sale of preferred stock, which occurred in 1998.

     The net loss for the six month period ended June 30, 1999 was $6.2 million, compared to $1.9 million for the six month period ended June 30, 1998. The $4.3 million, or 233% increase resulted from the changes in revenue and operating expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception primarily through public offerings of common stock, private sales of common stock and preferred stock, warrants, SBIR grants, collaborations, the issuance of short-term convertible notes and equipment financing arrangements. Through June 30, 1999, the Company has raised approximately $67.4 million from the sale of common stock and preferred stock, warrants and short-term convertible notes, $3.5 million from SBIR grants and $6.4 million from collaborations. The Company's capital expenditures and payments under capital lease obligations aggregate approximately $3.1 million through June 30, 1999, and cash used to fund operating activities since inception totaled $34.8 million.

     At June 30, 1999, the Company had cash and cash equivalents and short-term investments of approximately $25.7 million and working capital of $20.9 million. Net cash used in operations was $3.9 million for the six months ended June 30, 1999, compared to cash used of $1.6 million for the six months ended June 30, 1998. The increase of $2.3 million was primarily due to increased research and development and general and administrative expenses discussed above. The Company has a policy of investing excess funds in investment grade, interest-bearing securities primarily with an expected maturity of one-and-one-half years or less.

     The Company will require substantial additional funds to continue and expand its development activities, conduct preclinical studies and expand administrative capabilities. The Company estimates that at its planned rate of spending, existing cash and cash equivalents, and the interest income earned on such proceeds, will be sufficient for the purposes specified herein and to allow the Company to maintain its current and planned operations, including compliance with compensating balance covenant requirements, into the second half of 2000. There can be no assurance, however, that the Company's assumptions regarding its future level of expenditures and operating losses will prove to be accurate. The Company's future funding requirements will depend on many factors, including any expansion or acceleration and the breadth of the Company's research and development programs; the results of research and development, preclinical studies and clinical trials conducted by the Company or its collaborative partners or licensees, if any; the acquisition and licensing of technologies or compounds, if any; the Company's ability to maintain existing and establish new corporate relationships and research collaborations; the Company's ability to manage growth; competing technological and market developments; the time and costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims; the receipt of licensing or milestone fees from its current or future collaborative and license arrangements, if established; the continued funding of governmental research grants; the timing of regulatory approvals; and other factors. On August 5, 1999, the Company entered into a definitive merger agreement with Cypros. The merger, subject to shareholder approval and customary conditions, is anticipated to close in late 1999. The Company anticipates that it will consolidate its operations with those of Cypros and eliminate any redundant functions including facilities and general and administration capabilities. In conjunction with the merger, the Company may decide to divest, spin-off or eliminate some or all of its drug discovery programs. Prior to June 30, 1999, the Company had active drug discovery programs focusing on bacterial, fungal and viral (HCV) infections. Subsequent to the end of the quarter, the Company has focused all of its drug discovery efforts on antibacterials.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk at June 30, 1999 has not changed substantially from December 31, 1998, and reference is made to the more detailed disclosures of market risk included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 1999.

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

     The Company has used $7.4 million of the net proceeds from the offering for operations. The Company has invested the remainder of the net proceeds in short-term, investment-grade, interest bearing financial instruments. The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the Registration Statement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders held on May 17, 1999, of the 5,783,956 shares of Common Stock outstanding as of March 31, 1999, the record date, (the "Outstanding Shares"), the votes received were as set forth below:

          1. All of the following persons nominated were elected to serve as directors and, of the Outstanding Shares, received the number of votes set opposite their names:

                                                      FOR       AGAINST
                                                      ---       -------
Charles J. Casamento.............................  4,381,839     7,036
Digby W. Barrios.................................  4,381,739     7,136
Frank J. Sasinowski..............................  4,302,083     7,136
Jon S. Saxe......................................  4,302,083     7,136
Roger G. Stoll, Ph.D.............................  4,302,083     7,036

          2. A proposal to amend RiboGene's 1997 Equity Incentive Plan to increase the aggregate number of shares of Common Stock authorized for issuance thereunder from 800,000 to 1,500,000 shares received, of the Outstanding Shares, 2,465,018 votes FOR and 338,620 votes AGAINST, with 27,150 abstentions and 1,706,098 broker non-votes.

          3. A proposal to ratify the Board of Director's selection of Ernst & Young LLP as the Company's independent accountants for the fiscal year ending December 31, 1999 received, of the Outstanding Shares, 4,368,945 votes FOR and 7,400 votes AGAINST, with 12,530 abstentions.

ITEM 5. OTHER INFORMATION

     On August 5, 1999, the Company signed a definitive merger agreement to form a fully integrated pharmaceutical marketing and late stage product development company with Cypros Pharmaceutical Corporation ("Cypros").

     Cypros stockholders and option holders will hold approximately 55% of the fully diluted equity of the combined company and RiboGene stockholders, option holders and warrant holders will hold approximately 45% of the fully diluted equity. Structurally, RiboGene will be merged with a subsidiary of Cypros and become a wholly owned subsidiary of Cypros. As a result of their merger, each outstanding share of RiboGene common stock will be converted into the right to receive approximately 1.494 shares of Cypros common stock, based on the fully diluted capitalization of both companies as of the signing of the agreement. The exchange ratio is subject to adjustment if the market price of Cypros common stock is more than $2.47 or less than $1.46 as of the closing. The final exchange ratio would also reflect changes in the fully diluted capitalization of the two companies through closing.

     Charles J. Casamento, Chairman, President and CEO of RiboGene, will become Chairman and CEO of the new entity, and Paul J. Marangos, Ph.D., Chairman, President and CEO of Cypros, will continue to serve as a Board Member and consultant to the Company. All members of the Boards of Directors of Cypros and RiboGene will continue as directors of the combined entity.

     The holder of RiboGene's outstanding preferred stock would receive a new series of Cypros voting preferred stock adjusted for the exchange ratio and otherwise with similar terms to the existing RiboGene preferred stock. Cypros would assume all of RiboGene's outstanding stock options and warrants.

     The transaction is structured to be a tax-free reorganization and will be accounted for as a purchase. The merger is subject to shareholder approval and customary closing conditions and is expected to close in late 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    EXHIBIT
    NUMBER                      DESCRIPTION OF DOCUMENT
    -------                     -----------------------
       2.1    Agreement and Plan of Reorganization by and among Cypros
              Pharmaceutical Corporation, Cypros Acquisition Corporation,
              and RiboGene, Inc. dated August 4, 1999
      27.1    Financial Data Schedule
      99.1    Press Release dated August 5, 1999 relating to the execution of the Agreement and Plan of Reorganization

(b) Reports on Form 8-K

     During the three month period ending June 30, 1999, one Current Report was filed on Form 8-K. In a report the Company announced that the Board of Director's approved the adoption of a Stockholder's Rights Plan under which all stockholders of record as of July 23, 1999 received rights to purchase shares of a new series of Preferred Stock. This report was filed July 15, 1999.

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

Date: August 12, 1999

                               INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                      DESCRIPTION OF DOCUMENT
    -------                     -----------------------
       2.1    Agreement and Plan of Reorganization by and among Cypros
              Pharmaceutical Corporation, Cypros Acquisition Corporation,
              and RiboGene, Inc. dated August 4, 1999
      27.1    Financial Data Schedule
      99.1    Press Release dated August 5, 1999 relating to the execution of the Agreement and Plan of Reorganization