Form 10-Q
period 1999-09-30
RIBOGENE INC / CA/
filed 1999-11-15
CIK 924654

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999,

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                       COMMISSION FILE NUMBER: 001-14165

                            ------------------------

                                 RIBOGENE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      94-3095154
         (STATE OR OTHER JURISDICTION               (I.R.S. EMPLOYER IDENTIFICATION NO.)
      OF INCORPORATION OR ORGANIZATION)

                              26118 RESEARCH ROAD
                               HAYWARD, CA 94545
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 732-5551

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At October 31, 1999 there were 5,763,015 shares of the Registrant's common stock, $0.001 value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 RIBOGENE, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                     PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements and Notes (Unaudited)..................    3
           Condensed Balance Sheets -- September 30, 1999 and December
           31, 1998....................................................    3
           Condensed Statements of Operations -- for the three and nine
           months ended September 30, 1999 and 1998....................    4
           Condensed Statement of Cash Flows -- for nine months ended
           September 30, 1999 and 1998.................................    5
           Notes to Condensed Financial Statements.....................    6
           Management's Discussion and Analysis of Financial Condition
Item 2.    and Results of Operations...................................    8
           Quantitative and Qualitative Disclosures about Market
Item 3.    Risk........................................................   12

                      PART II. OTHER INFORMATION
Item 1.    Legal Proceedings...........................................   13
Item 2.    Changes in Securities and Use of Proceeds...................   13
Item 3.    Defaults upon Senior Securities.............................   13
Item 4.    Other Information...........................................   13
Item 5.    Exhibits and Reports -- Form 8-K............................   14
           Signatures..................................................   15

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 RIBOGENE, INC.

                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                               (UNAUDITED)       (NOTE 1)
Current assets
Cash and cash equivalents...................................    $  9,167         $ 12,815
  Short-term investments....................................      13,260           16,703
  Prepaid expenses and other current assets.................         132               90
                                                                --------         --------
          Total current assets..............................      22,559           29,608
Property and equipment, net.................................       1,589            1,389
Deferred financing costs....................................         491              622
Other assets................................................         185              201
                                                                --------         --------
                                                                $ 24,824         $ 31,820
                                                                ========         ========

                            LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $    602         $  1,456
  Accrued development costs -- related party................       1,108              400
  Accrued liabilities.......................................         221              206
  Deferred revenue -- related party.........................         667              167
  Other current liabilities.................................       1,027              845
  Current portion of capital lease obligations..............         160              158
  Current portion of notes payable..........................         317              115
                                                                --------         --------
          Total current liabilities.........................       4,102            3,347
                                                                --------         --------
Long-term portion of capital lease obligations..............         103              224
Long-term portion of notes payable..........................       5,955            5,482
Other noncurrent liabilities................................          12               12
Stockholders' equity
  Preferred Stock, 5,000,000 shares, $0.001 par value,
     authorized at September 30, 1999 and December 31, 1998,
     issuable in series; 1,428,572 shares issued and
     outstanding at September 30, 1999 and December 31, 1998
     (aggregate liquidation preference of $10,000,000 at
     September 30, 1999 and December 31, 1998)..............           1                1
  Common Stock, 30,000,000 shares, $0.001 par value,
     authorized at September 30, 1999 and December 31, 1998;
     5,763,017 and 5,774,421 shares issued and outstanding
     at September 30, 1999 and December 31, 1998,
     respectively...........................................           6                6
Additional paid-in capital..................................      67,125           66,990
Notes receivable from stockholders..........................          (1)            (147)
Deferred compensation.......................................      (1,278)          (1,811)
Accumulated deficit.........................................     (51,157)         (42,258)
Accumulated other comprehensive loss........................         (44)             (26)
                                                                --------         --------
          Total stockholders' equity........................      14,652           22,755
                                                                --------         --------
                                                                $ 24,824         $ 31,820
                                                                ========         ========

                            See accompanying notes.

                                 RIBOGENE, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                     ------------------    -------------------
                                                      1999       1998       1999        1998
                                                     -------    -------    -------    --------
Revenue:
Contract research revenue from related parties.....  $   500    $   501    $ 1,503    $  1,889
  Grant revenue....................................       --        191         --         594
  Royalty revenue..................................        4         --          8          --
                                                     -------    -------    -------    --------
          Total revenue............................      504        692      1,511       2,483
                                                     -------    -------    -------    --------
Operating expenses:
  Research and development.........................    1,790      3,176      6,955       5,781
  General and administrative.......................    1,535      1,011      3,934       2,025
                                                     -------    -------    -------    --------
          Total operating expenses.................    3,325      4,187     10,889       7,806
                                                     -------    -------    -------    --------
Loss from operations...............................   (2,821)    (3,495)    (9,378)     (5,323)
Interest income (expense), net.....................       99        327        479         296
                                                     -------    -------    -------    --------
Net loss...........................................   (2,722)    (3,168)    (8,899)     (5,027)
Deemed dividend upon conversion of preferred
  stock............................................       --                    --      (7,989)
                                                     -------    -------    -------    --------
Net loss attributable to common stockholders.......  $(2,722)   $(3,168)   $(8,899)    (13,016)
                                                     =======    =======    =======    ========
Basic net loss per common share....................  $  (.48)   $  (.58)   $ (1.57)   $  (5.34)
                                                     =======    =======    =======    ========
Weighted average shares of common stock
  outstanding......................................    5,711      5,463      5,677       2,438
                                                     =======    =======    =======    ========

                            See accompanying notes.

                                 RIBOGENE, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                               1999        1998
                                                              -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $(8,899)   $ (5,027)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................      380         177
  Amortization of warrants and deferred compensation........      838         448
  Issuance of common stock to collaboration partners........       --         747
  Forgiveness of stockholder notes..........................      146          --
  Other.....................................................       --          12
Changes in assets and liabilities:
  Prepaid expenses and other current assets.................      (42)         68
  Other assets..............................................       16         (58)
  Accounts payable..........................................     (854)     (1,046)
  Deferred revenue -- related parties.......................      500         111
  Accrued expenses and other liabilities....................      905         856
                                                              -------    --------
  Net cash used in operating activities.....................   (7,010)     (3,712)
                                                              -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment.........................     (580)       (369)
Purchases of short-term investments.........................   (6,720)    (10,632)
Maturities of short-term investments........................   10,145          --
                                                              -------    --------
Net cash used in investing activities.......................    2,845     (11,001)
                                                              -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt................................      881         338
Repayment of notes payable..................................     (206)     (1,000)
Principal payments on capital lease obligations.............     (119)       (154)
Deferred offering costs.....................................       --       1,142
Proceeds from issuances of common stock and warrants, net of issuance costs, repurchases and repayment of stockholder
  notes.....................................................      (39)     16,252
Net proceeds from issuance of convertible preferred stock
  and warrants..............................................       --      11,970
                                                              -------    --------
Net cash provided by financing activities...................      517      28,548
                                                              -------    --------
Net increase in cash and cash equivalents...................   (3,648)     13,835
Cash and cash equivalents at beginning period...............   12,815       2,045
                                                              -------    --------
Cash and cash equivalents at end of period..................  $ 9,167    $ 15,880
                                                              =======    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest......................................  $   745    $    324
                                                              =======    ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES
Equipment purchased under capital leases....................  $    --    $     81
                                                              =======    ========
Deferred compensation related to stock option grants........  $    --    $    635
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

     The Company classifies its investments as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, if any, reported in accumulated other comprehensive loss. As at September 30, 1999, the amortized cost of the Company's investments approximated their fair value. The Company's comprehensive loss for the nine month periods ended September 30, 1999 and 1998, approximated the Company's net loss. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in income. The Company has not experienced any realized gains or losses on its cash equivalents. The cost of securities sold is based on the specific identification method. Cash and cash equivalents and short-term investments at September 30, 1999 and December 31, 1998, consist of the following (in thousands) at fair value:

                                                       SEPTEMBER 30,   DECEMBER 31,
                                                           1999            1998
                                                       -------------   ------------
Demand deposits with banks and investment in money
  market funds.......................................     $ 9,167        $12,815
Corporate debt securities, including accrued interest
  Maturing 1999......................................       4,126         13,133
  Maturing 2000......................................       9,134          3,570
                                                          -------        -------
                                                          $22,427        $29,518
                                                          =======        =======

3. NOTES PAYABLE

     In December 1998, the Company received $5,000,000 in proceeds from the issuance of a long-term note payable to a bank. The note required monthly interest only payments at prime plus 1%. The rate at September 30, 1999 was 9.25%. The principal is due at the end of the three-year term. The loan is collateralized by a perfected security interest in all the unencumbered assets of the Company and requires that the Company maintain its depository accounts with the bank with a minimum of $5,000,000 in aggregate cash and depository balances. The Company is also required to comply with financial covenants based on certain ratios. At September 30, 1999, the Company was in compliance with all required covenants.

                                 RIBOGENE, INC.

                                  (UNAUDITED)

4. NET LOSS PER SHARE

     In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, excluding certain shares, which are subject to the Company's contractual right of repurchase.

     Pro forma net loss per share giving effect to the conversion of the convertible preferred stock that automatically converted upon completion of the Company's initial public offering (using the as-if converted method) from the original date of issuance for the nine months ended September 30, 1998 was $3.45. Shares used in computing the pro forma net loss per share were 3,776,000 for the nine months ended September 30, 1998.

     Diluted net loss per share has not been presented separately as, due to the Company's net loss position, it is antidilutive. Had the Company been in a net income position at September 30, 1999, shares used in calculating diluted earnings per share may have included the effect of up to an additional 2,157,935 total shares related to outstanding stock options and warrants (prior to the application of the treasury stock method), and 1,428,572 shares related to convertible preferred stock.

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

6. SUBSEQUENT EVENT

     On August 4, 1999, the Company signed a definitive merger agreement to form a fully integrated pharmaceutical marketing and late stage product development company with Cypros Pharmaceutical Corporation ("Cypros"). This pending merger was approved by the stockholders of both RiboGene and Cypros at concurrent special stockholder meetings held on November 5, 1999. As a result of the merger, each outstanding share of RiboGene common stock will convert into the right to receive 1.509 shares of Cypros common stock based on the fully diluted capitalization of both companies as at November 4, 1999. The transaction is structured to be a tax-free reorganization and will be accounted for as a purchase. The merger is subject to customary closing conditions and is expected to close in late 1999.

     See Item 4 herein for further discussion of this proposed transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements in this quarterly report on Form 10-Q that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the proposed merger with Cypros, future pharmaceutical development, regulatory approvals, revenues, expenses, and profits or losses. These forward-looking statements are subject to known and unknown risks, uncertainties or other factors, which may cause the actual results of the Company to be materially different from historical results or any results expressed or implied by the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, the risks and uncertainties described or discussed in the section "Risk Factors" in the Company's Annual Report on Form 10-K as filed by the Company with the Securities and Exchange Commission on March 31, 1999. The forward-looking statements contained herein represent the Company's judgement as of the date of this quarterly report on Form 10-Q, and the Company cautions readers not to place undue reliance on such statements. Furthermore, the Company disclaims any obligation or intent to update any such forward-looking statements to reflect future events or developments.

OVERVIEW

     Up until the time of the announcement of the proposed merger with Cypros, (see Item 4 herein for further discussion on this item), RiboGene was a drug discovery company focused on the identification of novel lead compounds and the development of potential drug candidates for the treatment of infectious diseases. Concurrent with entering into the merger agreement with Cypros, RiboGene management has refocused its efforts and modified its strategy to emphasize the Company's clinical development program on Emitasol, while it continues its drug discovery efforts on the antibacterial programs and its program to acquire compounds in advanced stages of development.

  Emitasol

     In July 1998, the Company entered into an option and license agreement with Roberts Pharmaceutical Corporation ("Roberts") to develop Emitasol, an intranasal form of metoclopramide, in the United States, to treat diabetic gastroparesis and delayed onset emesis caused by chemotherapy.

     The Company expects Phase III clinical trials of Emitasol for diabetic gastroparesis to begin in the United States in late 1999 or early 2000. RiboGene is currently developing Emitasol in Europe through two corporate partners, where Emitasol is undergoing regulatory review in Austria and five other Eastern European countries and marketed in Italy under the tradename Pramidin.

  Antibacterial Programs -- Dainippon

     In January 1998, RiboGene entered into a research agreement with Dainippon Pharmaceutical Company Ltd. ("Dainippon") in connection with RiboGene's two principal antibacterial targets, deformylase and ppGpp degradase. Under the research agreement, Dainippon and RiboGene agreed to collaborate in a research program directed at accelerating the discovery of antibacterial drugs that have activity against either of these two bacterial specific targets. Dainippon has agreed to provide antibacterial research and development support at Dainippon and research reimbursements over a three-year period, subject to extension upon mutual agreement by both parties. RiboGene received $2.0 million of this support in 1998 and another $2.0 million for the 1999 research year in February 1999. Under the terms of the research agreement, the duties and responsibilities of Dainippon and RiboGene are determined by a research committee comprised of representatives from both companies. RiboGene's initial responsibilities include assay development and lead discovery. Both parties are responsible for in vitro testing against pathogens and lead optimization. Dainippon is responsible for in vivo evaluation and preclinical development. Dainippon may terminate the research agreement at any time after January 27, 1999 upon 180 days' written notice to RiboGene.

     To date, the Company has generated no revenue from the direct sale of products and has generated only $8,000 in royalty revenues, and, through September 30, 1999, has incurred cumulative net losses of approximately $51.2 million and, at September 30, 1999, had net stockholders' equity of $14.7 million. The

Company expects to incur significant operating losses over the next several years due primarily to expanded research and development efforts, preclinical and clinical testing of its product candidates and commercialization activities. If the merger with Cypros (see below) does not occur, the Company does not anticipate significant revenues from product sales for a number of years, if ever. The Company's sources of revenues for the next several years would be payments from strategic collaborations, if any, royalties and interest income. Certain payments under collaborations are or will be contingent upon the Company or its collaborators achieving certain milestones as to which there can be no assurance that such milestones will be achieved. Results of operations may vary significantly from quarter to quarter depending on, among other factors, the progress of the Company's research and development efforts, results of clinical testing, the timing of certain expenses, the establishment of collaborative research agreements and the receipt of grants or milestone payments, if any.

     On August 4, 1999, the Company signed a definitive merger agreement to form a fully integrated pharmaceutical marketing and late stage product development company with Cypros Pharmaceutical Corporation ("Cypros"). This proposed merger was approved by the stockholders of both RiboGene and Cypros at concurrent special stockholder meetings held on November 5, 1999. As a result of the merger, each outstanding share of RiboGene common stock will convert into the right to receive 1.509 shares of Cypros common stock based on the fully diluted capitalization of both companies as at November 4, 1999. The transaction is structured to be a tax-free reorganization and will be accounted for as a purchase. The merger is subject to customary closing conditions and is expected to close in late 1999. See Item 4 herein for further discussion of this proposed transaction.

RESULTS OF OPERATIONS

  For the three months ended September 30, 1999 and 1998

     For the three-month period ended September 30, 1999, the Company's revenues consisted of revenues from the collaboration with Dainippon ("Dainippon Collaboration") and royalty revenues from the sale of Pramidin in Italy by the Company's marketing partner, Crinos. Revenue earned as part of the Dainippon Collaboration, which began in February 1998, was $500,000 for the three-month period ended September 30, 1999. Royalty revenues for the 1999 three-month period consisted of $4,000 related to the sales of Pramidin in Italy. Revenues for the three month period ended September 30, 1998 consisted of research support revenues earned under the Dainippon Collaboration of $501,000 and revenues of $191,000 for the three month period ended September 30, 1998 from SBIR grants from the National Institutes of Health. Revenues earned under SBIR grants are determined by the timing of the award from the issuing agency. As a result, grant revenue earned in one period is not predictive of grant revenue to be earned in future periods. The SBIR grants, from which the Company received funding during the third quarter of 1998, ended in August 1998.

     Research and development expenses were $1.8 million for the three months ended September 30, 1999, compared to $3.2 million for the three months ended September 30, 1998. This $1.4 million, or 44% decrease resulted in part from reduced supply costs as the Company has focused all of its drug discovery efforts on antibacterials subsequent to the end of the second quarter of 1999. Additionally, during the three months ended September 30, 1998, the Company incurred a $747,000 one time, non-cash charge equal to the fair market value of common stock issued to Dainippon in exchange for an increase in the Company's royalty interest in future product sales as defined in the Dainippon Collaboration.

     General and administrative expenses were $1.5 million for the three months ended September 30, 1999, compared to $1.0 million for the three months ended September 30, 1998. The $524,000 or 52%, increase was primarily due to additional operating costs associated with the Company's legal and other professional services related to increased business development and pending merger activities.

     For the three months ended September 30, 1999, the Company reported net interest income of $99,000, compared to $327,000 for the three months ended September 30, 1998. This decrease in interest income resulted from lower interest earned as the proceeds from the company's initial public offering, concurrent private placement and sale of preferred stock were used in operations over the past twelve months.

Additionally, the offsetting interest expense increase for the three months ended September 30, 1999 over the three months ended September 30, 1998 was due to the bank financing obtained in December 1998.

     The net loss for the three-month period ended September 30, 1999 was $2.7 million, compared to $3.2 million for the three-month period ended September 30, 1998. This $446,000, or 14%, decrease resulted from the changes in revenue and operating expenses discussed above.

  For the nine months ended September 30, 1999 and 1998

     For the nine month period ended September 30, 1999, the Company's revenues consisted of $1.5 million of research support revenues earned from the Dainippon Collaboration and $8,000 in royalty revenues from the initial sales of Pramidin in Italy. For the nine month period ended September 30, 1998, the Company's revenues consisted of $1.9 million in revenues earned from collaboration agreements and $594,000 in SBIR grants from the National Institutes of Health. Revenue earned as part of the Company's collaboration with Abbott Laboratories, Inc., which ended on April 13, 1998, was $556,000 for the nine month period ended September 30, 1998. Further, revenue earned under the Dainippon Collaboration, which began in February 1998, was $1.3 million for the nine month period ended September 30, 1998. The revenues earned under awarded research grants were completed in August of 1998. Revenues earned under research grants are determined by the timing of the award from the issuing agency. As a result, research grant revenue earned in one period is not predictive of research grant revenue to be earned in future periods.

     Research and development expenses were $7.0 million for the nine months ended September 30, 1999, compared to $5.8 million for the nine months ended September 30, 1998. This $1.2 million, or 20% increase resulted from the continuation of Emitasol development activities, personnel and supply costs, relating to the establishment of the Company's medicinal chemistry capabilities, and non cash charges for deferred compensation relating to certain stock options granted to employees and consultants. Research and development expenses represented approximately 64% of total operating expenses of $10.9 million in the nine month period ended September 30, 1999, as compared to 74% of total operating expenses of $7.8 million in the nine month period ended September 30, 1998.

     General and administrative expenses were $3.9 million for the nine months ended September 30, 1999, compared to $2.0 million for the nine months ended September 30, 1998. This $1.9 million, or 94% increase, was due to additional operating costs associated with the Company's status as a publicly held company, travel, consultants, legal and other professional services associated with increased business development and pending merger activities, forgiveness of debt to certain officers and directors, non-cash charges for deferred compensation relating to certain stock options and warrants granted to employees and consultants.

     For the nine months ended September 30, 1999, the company reported net interest income of $479,000, compared to $296,000 for the nine months September 30, 1998. The interest income results from interest earned through the investment of proceeds from the Company's initial public offering, concurrent private placement, bank borrowing and sale of preferred stock, which occurred in 1998.

     The net loss for the nine month period ended September 30, 1999 was $8.9 million, compared to $5.0 million for the nine month period ended September 30, 1998. This $3.9 million, or 77% increase, resulted from the changes in revenue and operating expenses discussed above.

     The net loss attributable to common stockholders for the nine months ended September 30, 1999 was $8.9 million, compared to $13.0 million for the nine month period ended September 30, 1998. The net loss attributable to common shareholders in 1998 of $13.0 million included a deemed dividend of $8 million that was recorded in 1998 upon the conversion of outstanding shares of Series F preferred stock into shares of common stock concurrent with the closing of the Company's initial public offering. The Series F preferred stock contained certain antidilution provisions that resulted in the holders of shares of Series F preferred stock receiving an additional 1,141,317 shares of common stock upon conversion.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception primarily through public offerings of common stock, private sales of common stock and preferred stock, the issuance of warrants, SBIR grants, collaborations, the issuance of short-term convertible notes and equipment financing arrangements. Through September 30, 1999, the Company has raised approximately $67.4 million from the sale of common stock and preferred stock, and the issuance of warrants and short-term convertible notes, $3.5 million from SBIR grants and $6.9 million from collaborations. The Company's capital expenditures and payments under capital lease obligations aggregate approximately $3.2 million through September 30, 1999, and cash used to fund operating activities since inception totaled $37.9 million.

     At September 30, 1999, the Company had cash and cash equivalents and short-term investments of approximately $22.4 million and working capital of $18.5 million. Net cash used in operations was $7.0 million for the nine months ended September 30, 1999, compared to cash used of $3.7 million for the nine months ended September 30, 1998. The increase of $3.3 million was due primarily to increased research and development and general and administrative expenses discussed above. The Company has a policy of investing excess funds in investment grade, interest-bearing securities primarily with an expected maturity of one-and-one-half years or less.

     The Company will require substantial additional funds to continue and expand its development activities, conduct preclinical and clinical studies and expand administrative capabilities. The Company estimates that at its planned rate of spending, existing cash and cash equivalents, and the interest income earned on such funds, will be sufficient for the purposes specified herein and to allow the Company to maintain its current and planned operations, including compliance with compensating balance covenant requirements, into the second half of 2000. There can be no assurance, however, that the Company's assumptions regarding its future level of expenditures and operating losses will prove to be accurate. The Company's future funding requirements will depend on many factors, including changes to the breadth of the Company's research and development programs; the results of research and development, preclinical studies and clinical trials conducted by the Company or its collaborative partners or licensees, if any; the acquisition and licensing of technologies or compounds, if any; the Company's ability to maintain existing and establish new corporate relationships and research collaborations; the Company's ability to manage growth; competing technological and market developments; the time and costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims; the receipt of licensing or milestone fees from its current or future collaborative and license arrangements, if established; the continued funding of governmental research grants; the timing of regulatory approvals; and other factors. On August 4, 1999, the Company entered into a definitive merger agreement with Cypros. The Company expects that the merger will close by the end of 1999. The Company anticipates that it will consolidate its operations with those of Cypros and eliminate any redundant functions including facilities and general and administration capabilities. In conjunction with the merger, the Company may decide to divest, spin-off or eliminate some or all of its drug discovery programs. Prior to June 30, 1999, the Company had active drug discovery programs focusing on bacterial, fungal and viral (HCV) infections. Subsequent to the end of the second quarter, the Company has focused all of its drug discovery efforts on antibacterials.

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

     The Company developed a formal plan to address this issue including a complete inventory and assessment of all systems. The plan's objective was to ensure an uninterrupted transition into the year 2000. In conjunction with this plan, the Company has completed its assessment with respect to its critical systems and at this time believes that such systems critical to the core business will function properly with respect to dates in the years 1999, 2000 and thereafter. Additionally, in connection with its move to new facilities in 1997, the Company improved, upgraded and replaced many of its systems. Based on written representations from manufacturers of these systems, the Company believes that these new systems are Y2K compliant. Further, the Company believes all other systems are now Y2K compliant.

     The Company has not incurred significant expenses in connection with assessing, testing and modifying its systems for Y2K readiness, and the costs of executing the plan have been funded from cash reserves. To the extent that the Company or its key suppliers and providers fail to achieve Y2K readiness, there could be a material adverse effect on the Company's business, results of operations and financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk at September 30, 1999 has not changed materially from December 31, 1998, and reference is made to the more detailed disclosures of market risk included in the Company's 1998 Form 10-K as filed with the Securities and Exchange Commission on March 31, 1999.

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

     The Company has used $10.5 million of the net proceeds from the offering for operations. The Company has invested the remainder of the net proceeds in short-term, investment-grade, interest bearing financial instruments. The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the Registration Statement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. OTHER INFORMATION

     On August 4, 1999, the Company signed a definitive merger agreement to form a fully integrated pharmaceutical marketing and late stage product development company with Cypros Pharmaceutical Corporation ("Cypros"). This merger was approved by the stockholders of both RiboGene and Cypros at concurrent special stockholder meetings held on November 4, 1999.

     Following closing of the merger, Cypros stockholders and option holders will hold approximately 55% of the fully diluted equity of the combined company, and RiboGene stockholders, option holders and warrant holders will hold approximately 45% of the fully diluted equity. Structurally, RiboGene will be merged with a subsidiary of Cypros and become a wholly-owned subsidiary of Cypros. As a result of the merger, each outstanding share of RiboGene common stock will convert into the right to receive 1.509 shares of Cypros common stock, based on the fully diluted capitalization of both companies as at November 4, 1999.

     The sole holder of RiboGene's outstanding preferred stock will receive a new series of Cypros voting preferred stock based on the exchange ratio. Cypros will assume all of RiboGene's outstanding stock options and warrants.

     The transaction is structured to be a tax-free reorganization and will be accounted for as a purchase. The merger is subject to customary closing conditions and is expected to close in late 1999.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT
        NUMBER                       DESCRIPTION OF DOCUMENT
        -------                      -----------------------
         27.1      Financial Data Schedule

     (b) Reports on Form 8-K

     During the three month period ending September 30, 1999, one Current Report was filed on Form 8-K. In such report the Company announced that the Board of Director's approved the adoption of a Stockholder's Rights Plan under which all stockholders of record as of July 23, 1999 would receive rights to purchase shares of a new series of Preferred Stock. This report was dated 7/1/99 and filed 7/15/99.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          RIBOGENE, INC.

Date: November 15, 1999                   By:   /s/ CHARLES J. CASAMENTO
                                            ------------------------------------
                                                    Charles J. Casamento
                                                 Chairman, President & CEO

Date: November 15, 1999                   By:      /s/ MICHAEL D. ROSE
                                            ------------------------------------
                                                      Michael D. Rose
                                               Principal Financial and Chief
                                                      Accounting Officer

                               INDEX TO EXHIBITS

        EXHIBIT
        NUMBER                             DESCRIPTION
        -------                            -----------
         27.1      Financial Data Schedule